Form 10-Q/A
period 1998-09-30
TRANSWESTERN PUBLISHING CO LLC
filed 1999-02-12
CIK 1050934

                       TRANSWESTERN PUBLISHING COMPANY LLC
                                 FORM 10-Q/A INDEX


                                                                          PAGE
                                                                          ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Balance Sheets as of September 30, 1998 (unaudited) and April 30, 1998        3

Statements of Income for the Three and Nine Months Ended
           September 30, 1998 (unaudited) and 1997 (unaudited)
           and Two Months Ended June 30, 1998 (unaudited)                     4

Statements of Cash Flows for the Nine
           Months Ended September 30, 1998 (unaudited)
           and 1997 (unaudited)                                               5

Notes to Unaudited Financial Statements                                       6



PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                       TRANSWESTERN PUBLISHING COMPANY LLC
                                 BALANCE SHEETS
                                 (in thousands)

                                                                        SEPTEMBER 30,     APRIL 30,
                                                                             1998            1998
                                                                          ---------       ---------
                                                                         (UNAUDITED)
ASSETS
Current assets:
   Cash                                                                   $   2,102       $   1,512
   Trade receivable, (less allowance for doubtful accounts of $9,155 in September 1998 and $9,532 in April 1998)
                                                                             21,458          26,127
   Deferred directory costs                                                   7,292           6,226
   Other current assets                                                         807             950
                                                                          ---------       ---------
Total current assets                                                         31,659          34,815
Property, equipment and leasehold improvements, net                           2,712           2,694
Acquired intangibles, net                                                    18,772          14,326
Other assets, primarily debt issuance costs, net                              8,603           8,969
                                                                          ---------       ---------
Total assets                                                              $  61,746       $  60,804
                                                                          =========       =========

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
   Accounts payable                                                       $   4,020       $   4,373
   Salaries and benefits payable                                              3,424           3,075
   Accrued acquisition costs                                                    316             504
   Accrued Equity Compensation Plan contribution                              3,004           2,900
   Accrued interest                                                           3,996           4,841
   Other accrued liabilities                                                    781           1,124
   Customer deposits                                                         13,370          10,164
   Current portion, long-term debt                                            2,391           2,391
                                                                          ---------       ---------
Total current liabilities                                                    31,302          29,372
Long-term debt:
   Revolving loan                                                             1,500              --
   Senior Credit Facility                                                    76,813          77,344
   Series B 9 5/8% Senior Subordinated Notes                                100,000         100,000
Member deficit:                                                            (147,869)       (145,912)
                                                                          ---------       ---------

Total liabilities and member deficit                                      $  61,746       $  60,804
                                                                          =========       =========

See accompanying notes.

                       TRANSWESTERN PUBLISHING COMPANY LLC

                              STATEMENTS OF INCOME

                                   (UNAUDITED)

                                 (in thousands)


                                                                                    TWO MONTHS
                                   THREE MONTHS ENDED        NINE MONTHS ENDED        ENDED
                                      SEPTEMBER 30,            SEPTEMBER 30,         JUNE 30,
                                 ---------------------     ---------------------     --------
                                   1998         1997         1998         1997         1998
                                 --------     --------     --------     --------     --------
Net revenue                      $ 28,995     $ 25,539     $ 84,545     $ 73,292     $  7,732
Cost of revenues                    5,557        5,606       15,927       15,410        2,134
                                 --------     --------     --------     --------     --------
Gross profit                       23,438       19,933       68,618       57,882        5,598

Operating expenses:
   Sales and marketing             12,188       10,442       34,127       30,037        4,501
   General and administrative       4,355        3,893       12,853       12,272        2,485
                                 --------     --------     --------     --------     --------
Total operating expenses           16,543       14,335       46,980       42,309        6,986
                                 --------     --------     --------     --------     --------
Income (loss) from operations       6,895        5,598       21,638       15,573       (1,388)
Other income, net                      75          104          244          300           64
Interest expense                   (4,571)      (1,479)     (13,634)      (5,197)      (3,032)
                                 --------     --------     --------     --------     --------
Net income (loss)                $  2,399     $  4,223     $  8,248     $ 10,676     $ (4,356)
                                 ========     ========     ========     ========     ========
Net income (loss) per
   Member unit                   $  2,399     $  4,223     $  8,248     $ 10,676     $ (4,356)
                                 ========     ========     ========     ========     ========



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

4.   DIRECTORY ACQUISITION (CONTINUED)

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

                                      TRANSWESTERN PUBLISHING COMPANY LLC
                                                  (Registrant)

                              BY:  TransWestern Communications Company, Inc.
                                               (General Partner)


                              BY:
                                  ------------------------------------------
                                  Name:  Joan M. Fiorito
                                  Title:  Vice President, Chief Financial
                                  Officer and Assistant Secretary (Principal
                                  Financial and Accounting Officer)