Form 10-K
period 1998-12-31
TRANSWESTERN PUBLISHING CO LLC
filed 1999-03-31
CIK 1050934

                       TRANSWESTERN PUBLISHING COMPANY LLC
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----
                                    PART I
ITEM 1      Business..................................................    3
ITEM 2      Properties ...............................................   10
ITEM 3      Legal Proceedings ........................................   11
ITEM 4      Submission of Matters to a Vote of Security Holders ......   11


                                     PART II
ITEM 5      Market for the Company's Common Equity and Related
            Security Holder Matters ...................................  11
ITEM 6      Selected Financial Data ...................................  12
ITEM 7      Management's Discussion and Analysis of Financial Condition
            and Results of Operations .................................  15
ITEM 7A     Quantitative and Qualitative Disclosure about Market Risk..  27
ITEM 8      Financial Statements and Supplementary Data ...............  27
ITEM 9      Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure ..................................  27

                                    PART III
ITEM 10     Directors and Executive Officers of Holdings...............  28
ITEM 11     Executive Compensation.....................................  31
ITEM 12     Security Ownership of
              Certain Beneficial Owners and Management.................  35
ITEM 13     Certain Relationships and Related Transactions.............  37

                                     PART IV
ITEM 14     Exhibits, Consolidated Financial Statement Schedules and
            Reports on Form 8-K........................................  42
            Signatures.................................................  46


PART I

     This annual report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The actual future results for TransWestern Publishing Company LLC may differ materially from those discussed herein. Additional information concerning factors that could cause or contribute to such differences can be found in Part II, Item 7 entitled
"Management's Discussion and Analysis of Financial Condition and Results of
Operations" and elsewhere throughout this Annual Report. Unless the context requires otherwise, "TransWestern," refers to TransWestern Publishing Company
LLC and the "company," "we," "us" and "our" each refers to TransWestern and its wholly-owned subsidiary, Target Directories of Michigan, Inc., collectively.

ITEM 1.    BUSINESS

We are one of the largest independent yellow pages directory publishers in the United States. We own 201 directories which serve communities in the 16 states of Alabama, California, Connecticut, Georgia, Indiana, Kansas,
Kentucky, Louisiana, Massachusetts, Michigan, New York, Ohio, Oklahoma,
Pennsylvania, Tennessee and Texas. Our revenues are derived from the sale of advertising to a diversified base of over 106,000 accounts, consisting primarily of small to medium-sized local businesses. In counting our number of accounts, we count a single customer that advertises in more than one directory as a separate account for each directory in which it advertises.
Yellow pages are an important advertising medium for local businesses due to their low advertising cost, widespread distribution, lasting presence, and high consumer usage.

     Since 1993, our management team has successfully executed its strategy of growing revenues from existing directories, improving operating efficiency, accelerating cash flows and starting and acquiring new directories. Over this period, we increased average revenue per account from $789 for year ended
April 30, 1993 to $1,106 for the eight months ended December 31, 1998 and increased our number of directories from 90 as of April 30, 1993 to 168 as of December 31, 1998, driving our net revenues from $54.9 million for the year ended April 30, 1993 to $100.1 million for the year ended April 30, 1998 and $61.1 million for the eight months ended December 31, 1998, and our EBITDA from $3.2 million for the year ended April 30, 1993 to $30.2 million for the year ended April 30, 1998 and $13.6 million for the eight months ended
December 31, 1998.

RECENT ACQUISITIONS

     Since the recapitalization of our company, completed in October 1997, we have acquired 50 directories in Alabama, Georgia, Michigan, Ohio, New York,
Pennsylvania, Texas, and Tennessee:

     Mast. On February 2, 1998, we acquired eight directories from Mast
Advertising and Publishing, Inc. for an aggregate consideration of approximately $8.4 million. Six of the acquired directories are located in northern Ohio and southern Michigan and serve the Toledo and Columbus areas, and two of the acquired directories are contiguous with the Nashville, Tennessee market. The eight directories generated approximately $4.7 million of net revenue in 1997. We recently completed publishing all of these directories for the first time since the acquisition in 1998 and recorded revenues of $5.0 million, or an increase of 6.4%.

     Target. On July 16, 1998, we acquired two directories through our acquisition of all of the outstanding capital stock of Target Directories of Michigan, Inc. for approximately $5.4 million in cash, $0.8 million of which was delivered into an escrow account to be used to satisfy indemnification obligations, if any, of the sellers. The acquired directories serve the Lenawee County, Michigan, Hillsdale County, Michigan and Branch County,
Michigan areas. The 1997 editions of these directories generated approximately $2.2 million in net revenue.


     M&M. On November 23, 1998, we acquired three directories from M&M
Publishing, Inc. for approximately $1.2 million, subject to adjustment. The three directories generated approximately $0.6 million of net revenue in 1998.
The acquired directories serve the Wayne County, Pennsylvania, Pike County,
Pennsylvania and Sullivan County, New York areas.

     Universal. On November 30, 1998, we acquired four directories from Universal Phone Books, Inc. and Universal Phone books of Jackson, Inc. for approximately $15.3 million. The purchase price consisted of approximately
$13.3 million of cash and a $2.0 million promissory note, subject to adjustment based on the actual collections of accounts receivable during the 18 month period following the consummation of the acquisition.

     The acquired directories serve the cities of Ann Arbor and Jackson, Michigan and the following counties of Michigan: Washtenaw, Jackson, Saginaw, Midland, Bay, Ingham, Eaton and Clinton. Three area sales managers and 37 account executives associated with the acquired directories were retained. The four directories generated approximately $7.1 million of net revenue in 1998.

     United. On January 5, 1999, we purchased 14 directories from United
Directory Services, Inc. for approximately $17.0 million. The purchase price consisted of $12.3 million in cash, a promissory note for $2.0 million, due in eighteen months, subject to adjustment based upon the actual collections of accounts receivable outstanding as of the closing during such period, and contingent payments paid over a period of three years not to exceed an additional $2.7 million based upon the contribution margin of a prototype directory acquired in Austin, Texas. The acquired directories serve the greater Ft. Worth, San Antonio and Austin, Texas areas. The area sales managers and approximately 40 account executives associated with the acquired directories were retained. The fourteen directories generated approximately
$7.7 million of net revenue in 1998.

     Lambert. On January 8, 1999, we purchased eight directories from Lambert
Publishing for approximately $11.0 million. The purchase price consisted of $9.5 million in cash, a promissory note of $1.0 million due in eighteen months, subject to adjustment based upon the actual collections of accounts receivable outstanding as of the consummation of the acquisition, and a $0.5 million contingent payment based upon the performance of the subsequent years directories exceeding a specific revenue forecast. The acquired directories serve the central Georgia area and central eastern Alabama. Approximately 25 account executives associated with the acquired directories were retained.
The eight directories generated approximately $4.0 million of net revenue in 1998.

     Southern. On January 15, 1999, we purchased seven directories from Southern Directories Publishing, Inc. for approximately $5.2 million in cash.
The acquired directories serve the central Georgia area. One area sales manager and approximately five account executives associated with the acquired directories were retained. The seven directories generated approximately $2.0 million of net revenue in 1998.

     Orange Line. On February 15, 1999, we purchased four directories from
Call It, Inc. for approximately $1.1 million in cash and $0.2 million in cash held in escrow for six months to be released upon the expiration of the representation and warranty period of the purchase agreement. The acquired directories serve the northern Ohio area. Approximately seven account executives associated with the acquired directories were retained. The four directories generated approximately $1.1 million of net revenue in 1998.


INDUSTRY OVERVIEW

     The United States yellow pages directory industry generated revenues of approximately $11.4 billion in 1997, with circulation of approximately 350 million directories. Yellow pages directories are published by both telephone utilities and, in many markets, independent directory publishers, such as us, which are not affiliated with the telephone service provider. More than 250 independent directory publishers circulated over 100 million directories and generated an estimated $722 million in revenues during 1997. Between 1992 and 1997, while industry-wide yellow pages advertising revenues grew at a compound annual rate of 4.2%, advertising revenues of independent directories grew at a compound annual rate of approximately 6.4%. Concurrent with the overall expansion of the yellow pages advertising market, independent directory publishers have steadily increased their market share from 5.7% in 1992 to 6.4% in 1997. This has occurred because the diverse needs of both consumers and advertisers are often not satisfied by a single utility directory.

     Yellow pages directories accounted for approximately 6.1% of total advertising spending in 1997 and compete with all other forms of media advertising, including television, radio, newspapers and direct mail. In general, media advertising may be divided into three categories:

     - market development or image advertising such as television, radio and newspaper advertisements;

     - direct response sales promotion such as direct mail; and

     - point of purchase or directional advertising such as classified directories.

Yellow pages directories are primarily directional advertising because they are used either at home or in the workplace when consumers are contemplating a purchase or in need of a service.

     Yellow pages advertising expenditures tend to be more stable than other forms of media advertising and do not fluctuate widely with economic cycles.
Yellow pages directory advertising is considered a "must buy" by many small and medium-sized businesses since it is often their principal means of soliciting customers. The strength of the yellow pages as compared to other forms of advertising lies in its consumer reach, lasting presence and cost-effectiveness. Yellow pages are present in nearly every household and business in the United States. Once an advertisement is placed in a directory, it remains within reach of its target audience until the directory is replaced with the next annual edition or discarded.


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

MARKETS SERVED

     We publish 201 yellow pages directories serving distinct communities in 16 states, including Alabama, California, Connecticut, Georgia, Indiana,
Kansas, Kentucky, Louisiana, Massachusetts, Michigan, New York, Ohio,
Oklahoma, Pennsylvania, Tennessee and Texas. Our directories are generally well-established in our local communities and are clustered in contiguous geographic areas to create a strong local market presence and to achieve selling efficiencies.

     Our net revenues are not materially concentrated in any single directory, industry, geographic region or customer. For the year ended April 30, 1998, we served approximately 97,000 active accounts with our top 1,000 accounts representing less than 17% of net revenues and no single directory accounting for more than 5% of net revenues. Approximately 94% of our net revenues are derived from local accounts with the remainder coming from national companies advertising locally. Our high level of diversification reduces exposure to adverse regional economic conditions and provides additional stability in operating results.

     During the year ended April 30, 1998, we published 139 directories. Our geographic diversity is evidenced in the following table:


                          NUMBER OF DIRECTORIES PUBLISHED              NET REVENUES
                           ----------------------------    ------------------------------------
                            98    97    96    95    94       98     97      96     95      94
                           ----  ----  ----  ----  ----    -----   -----   -----  -----   -----
                                                                (DOLLARS IN MILLIONS)
REGION
Northeast................   46   45    42    39    37     $ 39.1   $38.0   $33.1  $29.20   $26.2
Central..................   50   42    35    28    26       23.5    19.7    14.8    12.5    11.2
Southwest................   24   23    23    22    19       24.8    22.0    19.7    18.2    16.0
West.....................   19   18    18    17    15       12.7    11.7    10.1     9.9     8.8
                           ---  ---   ---   ---   ---     ------   -----   -----   ------  -----
         Total...........  139  128   118   106    97     $100.1   $91.4   $77.7   $69.8   $62.2
                           ===  ===   ===   ===   ===     ======   =====   =====   ======  =====

PRODUCTS

     Our yellow pages directories are designed to meet the informational needs of consumers and the advertising needs of local businesses. Each directory consists of:

     - a yellow pages section containing display advertisements and a listing of businesses by various headings;

     - a white pages section listing the names, addresses, and phone numbers of residences and businesses in the area served;

     - a community information section providing reference information about general community services such as listings for government offices, schools and hospitals; and

     - a map of the geographic area covered by the directory.

     Advertising space is sold throughout the directory, including in-column and display advertising space in the yellow pages, bold listings and business card listings in the white pages, banner advertising in the community pages, and image advertisements on the front, back, inside, and outside covers. We also have the production capacity to include options such as full color advertisements which generate significantly higher advertising rates. This diversity of product offerings enables us to create customized advertising programs that are responsive to specific customer needs and financial resources.

     Our directories are an efficient source of information for consumers. With over 2,000 headings in our directories and an expansive list of businesses by heading in each local market, our directories are both comprehensive and conveniently organized. We believe that the completeness and accuracy of the data in a directory is essential to consumer acceptance.

     Although we remain primarily focused on our printed directories, we have recently initiated an Internet directory service. We entered into a strategic alliance with InfoSpace, Inc. to offer electronic directory services in each of our local markets. Under this strategic alliance, InfoSpace, Inc. is responsible for the technical aspects of the alliance. We are responsible for selling advertisement space in the electronic directory. This arrangement enables us to avoid technical risks which we are not presently staffed to manage and permits us to participate in any opportunities that develop through the Internet. We believe that our experience, reputation and account relationships within our local markets will help us successfully market this service. We began to test market our Internet product in March of 1998 in Houston, TX and Nashville, TN and since then have test marketed our Internet product in additional markets. Although the growing use of the Internet has not had an appreciable impact on us to date, we have not yet determined how, if at all, the Internet will impact our performance, prospects or operations. We cross promote our Internet service and our printed directories. Our website is at http://www.transwesternpub.com. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this annual report.

SALES AND MARKETING

     Yellow pages marketing is a direct sales business which requires both servicing existing accounts and developing new customers. Repeat customers comprise our core account base and a number of these customers have advertised in our directories for many years. For the years ended April 30, 1997 and 1998, accounts representing 85.3% and 87.2%, respectively, of the prior year's net revenues have renewed their advertising program in the current edition of each directory. Management believes that this high revenue renewal rate reflects the importance of our directories to our local accounts for whom yellow pages directory advertising is a principal form of advertising. In addition, yellow pages advertising often comprises an integral part of the local advertising strategy for larger national companies operating at the local level. Advertisers have a strong incentive to increase the size of their advertisement and to renew their advertising programs because advertisements are placed within each heading of a directory based first on size then on seniority. Generally, larger advertisements are more effective than smaller advertisements and advertisements placed near the beginning of a heading generate more responses than similarly sized advertisements placed further back in the heading.

     We also build on our account base by generating new business leads from multiple sources including a comprehensive compilation of data about individual company advertising expenditures in competitive yellow page directories. We have developed a proprietary database of high potential customers based on each individual customer's yellow page advertising expenditures and focus our sales resources on those potential customers. In support of this strategy, we have expanded our sales force from 223 employees at April 30, 1993 to 532 at December 31, 1998, representing an increase of approximately 139%. Management has observed a direct correlation between adding new sales force employees and revenue growth.

     We employ four executive vice presidents and 64 regional, district and area sales managers who, together, are responsible for supervising the activities of the account executives. Our 532 account executives generate virtually all of our revenues and are responsible for servicing existing advertising accounts and developing new accounts within their assigned service areas.

     We have well-established practices and procedures to manage the productivity and effectiveness of our sales force. All new account executives complete a formal two-week training program and receive continuous on-the-job training through the regional sales management structure. Each account executive has a specified account assignment consisting of both new business leads and renewal accounts and is accountable for daily, weekly and monthly sales and advance payment goals. Account executives are compensated in the form of base salary, commissions and car allowance. Approximately 50% of total account executive compensation is in the form of commissions, such that sales force compensation is largely tied to sales performance and account collection. As of December 31, 1998, we employed approximately 819 people, 642 of whom were engaged in sales and sales support functions.

     The sales cycle of a directory varies based on the size of the revenue base and can extend from a few weeks to as long as nine months. Once the canvass of customers for a directory is completed, the directory is "closed" and the advertisements are assembled into directories in the production cycle.

PRODUCTION AND DISTRIBUTION

     We develop a production planning guide for each directory, which is a comprehensive planning tool setting forth production specifications and the cost structure for that directory. Each production planning guide is incorporated into our annual production schedule and serves as the foundation for our annual budgeting process. Although we view our directories as annual publications, the actual interval between publications may vary from 11 to 13 months. New directory starts can be incorporated into the production schedule without significant disruption because directory production is staggered throughout the year. As of December 31, 1998, we had a production staff of approximately 111 full-time employees.

     Prior to 1995, we purchased specialized yellow pages data processing services from a third-party provider to supplement our own internal information processing and management functions. In 1995, we began eliminating a substantial portion of third-party information processing services by internally generating leads and processing white pages and yellow pages with our own management information systems.

     Major production initiatives since 1994 which have resulted in significant savings, include:

     - the conversion of yellow pages processing from a third-party vendor to an internal process;

     - the internal production of all in-column and display advertising graphics and elimination of all third-party vendor graphic costs;

     - internal processing of sales leads and elimination of third-party lead processing costs;

     - the re-negotiation and reduction of third-party charges for keying data;

     - the internal typesetting of pages;

     - the internal production of community pages; and

     - direct production cost reductions for white pages processing and cover graphics.

     Our current production process includes post-sales, national sales order processing, advertisement design and manufacturing, white pages licensing and production, yellow pages production, community pages production and pagination. Production operations are primarily managed in-house to minimize costs and to assure a high level of accuracy.

     After the in-house production process is complete, the directories are then sent to outside vendors to be printed. We do not print any of our directories but instead contract with a limited number of printers to print and bind our directories. We contract with two outside vendors to distribute our directories to each business and residence in our markets.

RAW MATERIALS

     Our principal raw material is paper. We used approximately 16.4, 17.6, 18.2, 10.9 million pounds of directory grade paper for the years ended April 30, 1996, 1997, 1998 and the eight months ended December 31, 1998, respectively, resulting in a total cost of paper during such periods of approximately of $6.0 million, $5.8 million, $5.7 million and $4.3 million, respectively. We do not purchase paper directly from the paper mills; instead, our printers purchase the paper on our behalf at prices negotiated by us.

COMPETITION

     The yellow pages directory advertising business is highly competitive. There are over 250 independent publishers operating in competition with the regional Bell operating companies and other telephone utilities. In most markets, we compete not only with the local utilities, but also with one or more independent yellow pages publishers. Other media in competition with yellow pages for local business and professional advertising include newspapers, radio, television, billboards and direct mail.

INTELLECTUAL PROPERTY

     We have registered one trademark and one service mark used in our business. In addition, each of our publications is protected under Federal copyright laws. Telephone utilities are required to license directory listings of names and telephone numbers that we then license for a set fee per name for use in our white pages listings. Total licensing fees paid by us were $1.1 million and $0.4 million in the year ended April 30, 1998 and eight months ended December 31, 1998, respectively. In addition, we believe that the phrase "yellow pages" and the walking fingers logo are in the public domain in the United States. Otherwise, we believe that we own or license the intellectual property rights necessary to conduct our business.

EMPLOYEES

     As of December 31, 1998, we employed approximately 819 full-time employees, none of whom are members of a union. We believe that we have good relations with our employees.

ITEM 2.    PROPERTIES

     We house our corporate, administrative and production staff at our headquarters located at 8344 Clairemont Mesa Boulevard, San Diego, California. Information as of December 31, 1998 relating to our corporate headquarters and other regional sales offices is set forth in the following table:

                                                          SQUARE       TERM       DESCRIPTION OF
           LOCATION                      ADDRESS          FOOTAGE   EXPIRATION          USE
           --------              -----------------------  -------   ----------   -----------------
San Diego, CA..................  8344 Clairemont Mesa     35,824     10/31/03    Corporate/Office/
                                   Boulevard                                     Sales/Production
Jackson, MI....................  2 Universal Way          10,500     11/30/99      Sales Office
Houston, TX....................  11243 Fuqua               9,600      3/31/01      Sales Office
Elmsford, NY...................  150 Clearbrook Road       8,775     12/31/00      Sales Office
Albany, NY.....................  501 New Karner Road,      7,565      3/31/99      Sales Office
                                   Suite 1
Poughkeepsie, NY...............  4 Jefferson Street,       6,210     12/31/03      Sales Office
                                 #500
Bedford, TX....................  4001 Airport Fwy.,        5,697      7/31/00      Sales Office
                                   Suite 230
Louisville, KY.................  2300 Envoy Circle,        6,514      3/31/02      Sales Office
                                   #2301
Stamford, CT...................  333 Ludlow Street         4,895      8/31/02      Sales Office
Indianapolis, IN...............  2601 Fortune Circle, E    3,943     11/30/02      Sales Office
                                   #100
Nashville, TN..................  2525 Perimeter Drive,     3,637      5/31/01      Sales Office
                                   Suite 105
Manitou Beach, MI..............  6155 U.S. 223             3,500     12/31/99      Sales Office
Kettering, OH..................  3085 Woodman Drive,       3,312     12/31/00      Sales Office
                                   Suite 120
Oklahoma, OK...................  4901 W. Reno, Suite 800   2,931      6/30/02      Sales Office
ElDorado Hills, CA.............  5160 Robert J. Matthews   2,800      7/31/99      Sales Office
                                   Boulevard, #4

     We lease 30 other sales offices for more remote sales areas and periodically lease facilities for storage of directories.

ITEM 3. LEGAL PROCEEDINGS

     We are a party to various litigation matters incidental to the conduct of our business. Management does not believe that the outcome of any of the matters in which we are currently involved will have a material adverse effect on our financial condition or the results of our operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not applicable.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for TransWestern's membership units, and it is not expected that such a market will develop in the future. As of February 28, 1999 TransWestern had 1,000 membership units outstanding, all of which are held by TransWestern Holdings L.P. ("Holdings"), which is the sole member of TransWestern.

     Distributions on TransWestern's membership units are governed by the Limited Liability Company Agreement of TransWestern Publishing Company LLC. The payments of distributions by TransWestern are restricted by the indentures relating to its Series B 9 5/8% Senior Subordinated Notes due 2007 (the "Series B notes") and its Series C 9 5/8% Senior Subordinated Notes due
2007 (the "Series C Notes") and its senior credit facility.

     On December 2, 1998, TransWestern, together with its wholly-owned subsidiary TWP Capital Corp. II, issued $40,000,000 aggregate principal amount of the Series C notes. The net proceeds to TransWestern from such issuance were $40.7 million. The Series C notes were initially sold by TransWestern and TWP Capital Corp. II to First Union Capital Markets Corp., CIBC Oppenheimer Corp. and Banc Boston Robertson Stephens Inc., who subsequently placed the Series C notes with qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The initial sale of the Series C notes by TransWestern and TWP Capital Corp. II was exempt from registration under the Securities Act pursuant to section 4(2) thereof, as a transaction not involving any public offering.

     In April 1998, TransWestern and TWP Capital Corp. II exchanged
$100,000,000 of their Series B notes, which were registered under the Securities Act, for their outstanding Series A 9 5/8% Senior Subordinated Notes, which had been privately placed in 1997.

ITEM 6.    SELECTED FINANCIAL DATA

     The following table sets forth for the periods indicated selected historical consolidated financial data for the company. The following selected historical consolidated financial data are qualified by the more detailed consolidated financial statements of the company and the notes thereto included elsewhere in this annual report and should be read in conjunction with such consolidated financial statements and notes and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this annual report.

     On May 1, 1998, our fiscal year end was changed from April 30 to December
31. Starting with the quarter ending September 30, 1998, we began reporting on a calendar year end basis.

     The consolidated statement of operations data for the years ended April 30, 1996, 1997 and 1998 and the eight months ended December 31, 1998 and balance sheet data as of April 30, 1997 and 1998 and as of December 31, 1998, have been derived from our consolidated financial statements included elsewhere in this annual report.

     The consolidated statement of operations data for the years ended April 30, 1994 and 1995 and balance sheet data as of April 30, 1994, 1995 and 1996, have been derived from our audited financial statements which do not appear in this annual report. The consolidated statement of operations data for the eight months ended December 31, 1997 and balance sheet data as of December 31, 1997 have been derived from unaudited consolidated financial statements which, in the opinion of management, have been prepared on the same basis as the audited consolidated financial statements and contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the unaudited interim period.

                                                                                                 EIGHT MONTHS ENDED
                                                   YEARS ENDED APRIL 30,                            DECEMBER 31,
                                  --------------------------------------------------------    ------------------------
                                   1998        1997       1996        1995       1994          1998          1997
                                  -------    --------    --------    --------    ---------     --------     --------
                                                                                                         (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Net revenues..................   $100,143    $ 91,414    $ 77,731    $ 69,845    $  62,219      $  61,071   $  52,326
Cost of revenues..............     20,233      19,500      18,202      16,956       18,788         12,694      11,998
Gross profit..................     79,910      71,914      59,529      52,889       43,431         48,377      40,328
Operating expenses:
  Sales and marketing.........     40,290      36,640      29,919      27,671       26,301         27,530      22,852
  General and
    administrative............     16,588      16,821      14,276      13,279       13,037         12,092      10,575
  Contribution to Equity
    Compensation Plan.........      5,543          --         796         525           --             --       5,543
                                  -------    --------    --------    --------    ---------      ---------   ---------
Total operating expenses......     62,421      53,461      44,991      41,475       39,338         39,622      38,970
                                  -------    --------    --------    --------    ---------      ---------   ---------
Income from operations........     17,489      18,453      14,538      11,414        4,093          8,755       1,358
Other income (expense), net...         82          48         375         470          344            242         (23)
Interest expense..............    (13,387)     (7,816)     (6,630)     (4,345)     (2,951)       (11,754)      (7,356)
                                  -------    --------    --------    --------    ---------      ---------    ---------
Income (loss) before
  extraordinary item..........      4,184      10,685       8,283       7,539        1,486         (2,757)     (6,021)
Extraordinary item(a).........     (4,791)         --      (1,368)       (392)          --             --      (4,791)
                                  -------    --------    --------    --------    ---------      ---------   ---------
Net income (loss):............    $ (607)    $ 10,685    $  6,915    $  7,147    $   1,486      $  (2,757)   $(10,812)
                                  =======    ========    ========    ========    =========      =========   =========
OTHER DATA:
Depreciation and
  amortization................    $ 7,086    $  6,399    $  4,691    $  4,593    $   4,603      $   4,526   $   4,383
Capital expenditures..........        996       1,034        484          496          769           824          706
Cash flows provided by (used
  for):
  Operating activities........     15,681      15,302      13,091      14,608        9,853          4,474       9,084
  Investing activities........     (9,200)     (3,592)     (5,713)     (2,838)      (3,121)       (22,156)    (12,938)
  Financing activities........     (6,223)    (11,776)     (6,992)    (11,550)      (6,075)        30,237       9,412
EBITDA(b).....................     30,200      24,900      20,400      17,002        9,040         13,500       5,700
EBITDA margin(c)..............       30.2%       27.2%       26.2%       24.2%        14.5%          22.1%       10.9%
Gross profit margin...........       79.8%       78.7%       76.6%       75.7%        69.8%          79.2%       77.1%
Bookings(d)...................    $99,492    $ 86,859    $ 75,709    $ 70.013    $  64,269      $  70,281   $  65,848
Advance payments as a % of net
  revenue(e)..................       46.0%       45.1%       41.0%       36.9%        31.8%          47.4%       47.3%
Number of accounts(f).........     97,479      93,157      84,117      77,371       71,832         61,697      52,071
Average net revenues per
  account(g)..................    $ 1,027    $    981    $    924    $    903    $     866      $     990 $     1,005
Number of directories.
  published...................        139         128         118         106           97             84          76
Ratio of earnings to fixed
  charges(h):.................      1.70x       2.29x       2.28x       2.69x        1.44x          0.77x        0.94x
BALANCE SHEET DATA
  (AT END OF PERIOD):
Working capital...............    $ 5,443    $     24    $  2,088    $  3,496    $  12,034      $  15,188   $   3,886
Total assets..................     60,804      48,231      47,423      41,831       43,879         90,830      53,068
Total debt....................    179,735      78,435      84,410      47,961       25,724        212,156     179,875
Member equity(deficit)(i).....   (145,912)    (50,722)    (55,606)    (22,721)       4,458       (148,669)   (156,117)

 See accompanying notes to Selected Financial Data.

                        NOTES TO SELECTED FINANCIAL DATA
                             (DOLLARS IN THOUSANDS)

 (a) "Extraordinary item" represents the write-off of unamortized debt issuance costs related to the repayment of debt prior to maturity. See
     Note 4 of the Notes to the Consolidated Financial Statements contained elsewhere in the annual report.

 (b) "EBITDA" is defined as income (loss) before extraordinary item plus interest expense, discretionary contributions to the company's Equity Compensation Plan, which represent special distributions to the company's Equity Compensation Plan in connection with refinancing transactions, and depreciation and amortization and is consistent with the definition of EBITDA in the indentures relating to the company's notes and in the company's senior credit facility. Contributions to the Equity Compensation Plan were $525 for the year ended April 30, 1995, $796 for the year ended April 30, 1996 and $5,543 for the year ended April 30, 1998. EBITDA is not a measure of performance under generally accepted accounting principles. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with generally accepted accounting principles, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. The company's definition of EBITDA may not be comparable to that of other companies.

 (c) "EBITDA margin" is defined as EBITDA as a percentage of net revenues. Management believes that EBITDA margin provides a valuable indication of the company's ability to generate cash flows available for debt service.

 (d) "Bookings" is defined as the daily advertising orders received from accounts during a given period and generally occur at a steady pace throughout the year. In the year ended April 30, 1997, net revenues included $4,200 from acquired directories, while bookings do not reflect this adjustment "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

 (e) "Advance payments as a percentage of net revenues" is defined as, for a given period, all cash deposits received on advertising orders prior to revenue recognition as a percentage of net revenues recognized upon directory distribution.

 (f) "Number of accounts" is defined as the total number of advertising accounts for all directories published during a given period. Customers are counted as multiple accounts if advertising in more than one directory.

 (g) "Average net revenues per account" is defined as net revenues divided by the number of accounts.

 (h) "Ratio of earnings to fixed charges" is calculated by dividing earnings by fixed charges. Earnings consist of income (loss) before extraordinary item plus contributions to the Equity Compensation Plan plus fixed charges. Fixed charges consist of interest, whether expensed or capitalized, amortization of debt issuance costs, whether expensed or capitalized, and an allocation of one-fourth of the rental expense from operating leases which management considers to be a reasonable approximation of the interest factor of rental expense.

 (i) Member equity (deficit) is the value of equity contributions to the Company by its member, TransWestern Holdings L.P., plus net income less Member distributions for income taxes and distributions related to recapitalization transactions completed during the years ended April 30, 1996 and 1998. Member distributions for income taxes during the years ended April 30, 1996, 1997 and 1998 totaled $3,400, $5,801 and $2,100, respectively. Member distributions related to recapitalization transactions completed in the years ended April 30, 1996 and 1998 totaled $36,400 and $174,381, respectively. Also, in connection with the November 1995 refinancing of the Partnership, $36 million was distributed to the limited and general partners of the Partnership. Furthermore, in connection with the October 1997 refinancing of the Partnership, $174.4 million was distributed to the limited and general partners of the Partnership.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS)

     TransWestern Publishing Company, L.P. (the "Partnership") was formed in 1993 to acquire the TransWestern Publishing Division of US West Marketing Resources Group, Inc., a subsidiary of US WEST INC. In October 1997, the Partnership completed a $312.7 million recapitalization (the "Recapitalization"). In November 1997, the Partnership formed and contributed substantially all of its assets to TransWestern and TransWestern assumed or guaranteed all of the liabilities of the Partnership and the Partnership changed its name to TransWestern Holdings L.P. As a result of this transaction, Holdings' only assets are all of the membership interests of TransWestern. All of the operations that were previously being conducted by the Partnership are being conducted by TransWestern

     On May 1, 1998, the Board of Directors of TransWestern Communications Company, Inc. ("TCC"), the general partner of Holdings, the sole member of our company, authorized the change of our fiscal year from a fiscal year ending April 30 to a fiscal year ending December 31. Starting with the quarter ending September 30, 1998, we began reporting on a calendar year end basis.

OVERVIEW

     Revenue Recognition. We recognize net revenues from the sale of advertising placed in each directory when the completed directory is distributed. Costs directly related to sales, production, printing and distribution of each directory are capitalized as deferred directory costs and then matched against related net revenues upon distribution. All other operating costs are recognized during the period when incurred. As the number of directories increases, the publication schedule is periodically adjusted to accommodate new books. In addition, changes in distribution dates are affected by market and competitive conditions and the staffing level required to achieve the individual directory revenue goals. As a result, our directories may be published in a month earlier or later than the previous year which may move recognition of related revenues from one fiscal quarter or year to another. Year to year results depend on both timing and performance factors.

     Notwithstanding significant monthly fluctuation in net revenues recognized based on actual distribution dates of individual directories, our bookings and cash collection activities generally occur at a steady pace throughout the year. The table below demonstrates that quarterly bookings, collection of advance payments and total cash receipts, which includes both advance payments and collections of accounts receivable, vary less than net revenues or EBITDA:

                                                          TWELVE MONTHS ENDING APRIL 30,
                           ---------------------------------------------------------------------------------------------
                                          1998                        1997                               1996
                             ----------------------------   ----------------------------     ----------------------------
                               Q1      Q2      Q3     Q4     Q1      Q2      Q3      Q4        Q1      Q2      Q3      Q4
                             ------   -----   -----  ----   ----   -----   -----   -----     -----   -----   -----   -----
Net revenues.............     $19.2  $19.1  $21.9  $39.9   $23.3  $14.7   $23.5   $29.9     $20.7   $14.7   $20.9   $21.4
EBITDA...................       4.0    3.3    6.2   16.7     5.8    2.6     6.9     9.6        5.5     2.4     7.0     5.5
Bookings.................      22.7   27.3   23.0    26.5   20.5   23.9    21.4    21.1       18.1    20.0    17.6    20.0
Advance payments.........      11.1   11.8   11.0    12.5    8.8   10.1    10.4    12.2        8.0     8.0     8.2     9.6
Total cash receipts......      22.6   24.1   20.4    24.0   18.5   20.9    20.0    22.6       17.7    18.0    17.4    19.5

     For definitions of "EBITDA," "Bookings," and "advance payments" see the notes to Item 6 "Selected Financial Data."

     Revenue Growth. A key factor in our company's revenue growth has been the increase in the number of directories published. Compared to 1996, the number of directories owned has increased by 50, from 118 to 168 as of December 31, 1998, and we increased our total number of accounts from nearly 84,000 to more than 106,000. The growth in directories was primarily due to acquiring directories that expanded our presence in northern California, upstate New York, western Massachusetts, southern Indiana, eastern Ohio, southern Michigan, Pennsylvania, Kentucky and Tennessee. Excluding acquired directories, our net revenues grew 7.2%, 6.7%, and 7.1% for the years ended April 30, 1996, 1997 and 1998 and 4.1% for the eight months ended December 31, 1998. Our average revenue per account increased from $959 in the year ended April 30, 1996 to $1,001 in the year ended April 30, 1997 and to $1,027 for the year ended April 30, 1998, and from $1,005 in the eight months ended December 31, 1997 to $1,016 in the eight months ended December 31, 1998. Our overall revenue renewal and account retention rates have averaged 88% and 76%, respectively, over the last three years ended April 30, 1998.

     Bookings. The length of the measurement periods for revenues and bookings are the same; however, the measurement period for bookings for each month is the thirty-day period ending on the twentieth of that month. Consequently, the measurement period for bookings lags the measurement period for revenue and other items by 10 days. Growth in bookings, which is closely correlated with the number of account executives, was 14.5% for the year ended April 30, 1998 versus the year ended April 30, 1997. To facilitate future growth, we increased the size of our sales force by approximately 12.5% from an average 389 in the year ended April 30, 1997, to an average of 438 during the year ended April 30, 1998. We employed an average of 482 account executives over the eight month period ended December 31, 1998.

     Cost of Revenues. Our principal operating costs are production, paper and printing. Total operating costs represented 20.2% of net revenues for the year ended April 30, 1998 compared to 21.3% for the year ended April 30, 1997, and 20.8% for the eight months ended December 31, 1998 compared to 22.9% for the same period in 1997. At the individual directory level, production, printing, distribution and licensing costs are largely fixed for an established circulation, resulting in high marginal profit contribution from incremental advertising sales into an existing directory. Since 1995, our constant focus on process improvement and increased productivity has enabled us to minimize additional production and administrative costs while increasing the number of directories.

     Our principal raw material is paper. We used approximately 16.4 million,
17.6 million and 18.2 million pounds of directory grade paper for the years ended April 30, 1996, 1997 and 1998, respectively, resulting in a total cost of paper during such periods of approximately $6.0 million, $5.8 million and $5.7 million, respectively. We used 10.9 million pounds of paper during the eight months ended December 31, 1998 for a total cost of approximately $4.3 million.

     White pages listings are licensed from telephone utilities for a set fee per name and the number of listings correspond directly to planned circulation and does not fluctuate. Total licensing fees incurred by us were $1.1 million for the year ended April 30, 1998 and $0.4 million for the eight months ended December 31, 1998. Distribution is provided by two third-party vendors at a fixed delivery cost per directory as established by individual market.

     Selling and Marketing Expenses. Direct sales expense correlates closely with the size of our sales force. As we continue to increase the number of directories and to expand our total customer base, the number of account executives required to complete the annual selling cycle grows accordingly. Our ability to complete selling each directory within a prescribed time frame depends on account executive staffing levels and productivity. Historically, we have experienced a high turnover rate among our account executives, particularly among new hires, and therefore continue to invest in recruiting and training account executives to build the size of our sales force and to continue to grow revenue. The number of account executives has grown from 345 as of April 30, 1996 to 532 as of December 31, 1998.

     Cash Flow Management. We have instituted several policies to accelerate customer payments including:

     - requiring customers to make minimum deposits on their annual purchase at the time of contract signing;

     - requiring customers with small advertising purchases to pay 100% at the time of contract signing;

     - offering a cash discount to customers who pay 100% at the time of contract signing;

     - providing commission incentives to account executives to collect higher customer deposits earlier in the sales process;

     - shortening customer payment terms from 12 months to eight months or less; and

     - requiring new customers to begin payments immediately after contract signing rather than waiting for the directory to be distributed.

     As a result of these initiatives which began in 1994, advance payments received prior to directory publication as a percentage of net revenues has increased from 41.0% for the year ended April 30, 1996 to 46.0% for the year ended April 30, 1998. Advance payments in the eight months ended December 31, 1998 were 47.4% of net revenues compared to 47.3% in the same period in 1997.

     Although we collect an advance payment from most advertisers, credit is extended based upon the size of the advertising program and customer collection history. While our accounts receivable are not subject to any concentrated credit risk, credit losses represent a cost of doing business due to the nature of our customer base, largely local businesses, and the use of extended credit terms. Generally, for larger and established accounts, credit may be extended under eight to 12 month installment payment terms. In addition, customers are given credits for the current year when errors occur in their advertisements. A reserve for bad debt and errors is established when revenue is recognized for individual directories. The estimated bad debt expense is determined on a market by market basis taking into account prior years' collection history.

     Actual write-offs are taken against the reserve when management determines that an account is uncollectible, which typically will be determined after completion of the next annual selling cycle. Therefore, actual account write-offs may not occur until 18 to 24 months after a directory has been published. The estimated provision for bad debt equaled 9.1%, 9.8% and 9.1% of net revenues for the years ended April 30, 1996, 1997 and 1998, respectively. Actual account write-offs equaled 9.8% in the year ended April 30, 1996. As described above, actual account write-offs for the years ended April 30, 1997 and 1998 have not yet been determined. Based on current estimates, we believe that actual write-offs for the year ended April 30, 1997 will total approximately $8.2 million or 9.0% of net revenues. Management regularly reviews actual write-offs of accounts receivable as compared to the reserve estimates made at the time individual directories are published.

RESULTS OF OPERATIONS

     The following table summarizes the company's results of operations as a percentage of revenue for the periods indicated:

                                                                    EIGHT MONTHS
                                             TWELVE MONTHS             ENDED
                                            ENDED APRIL 30,         DECEMBER 31,
                                        -----------------------    --------------
                                        1998     1997      1996       1998   1997
                                        -----    -----     -----      -----  -----
Net revenues..........................  100.0%   100.0%    100.0%     100.0% 100.0%
Cost of revenues......................   20.2     21.3      23.4       20.8   22.9
                                        -----    -----     -----      ------   ----
Gross profit..........................   79.8     78.7      76.6       79.2   77.1
Sales and marketing...................   40.2     40.1      38.5       45.1   43.7
General and administrative............   22.1     18.4      19.4       19.8   30.8
                                        -----    -----     -----      ------  ----
Income from operations................   17.5%    20.2%     18.7%      14.3%   2.6%
                                        =====    =====     =====      ======   ====
EBITDA................................   30.2%    27.2%     26.2%      22.1%  10.9%
                                        =====    =====     =====      ======  =====

     For the definition of "EBITDA," see the notes to Item 6 "Selected Financial Data."

     Eight Months Ended December 31, 1998 Compared to Eight Months Ended December 31, 1997

     Net revenues increased $8.8 million, or 16.7%, from $52.3 million in the eight months ended December 31, 1997 to $61.1 million in the same period in 1998. We published 84 directories in the eight months ended December 31, 1998 compared to 76 in the same period in 1997. The net revenue growth was due to year to year growth in the same 68 directories published during both periods of $3.3 million, $6.6 million from nine new directories and $3.9 million from seven directories for which the publication date moved into the period; offset by $5.1 million of net revenues associated with eight directories published in the eight months ended December 31, 1997 but not in the same period in 1998.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, same book revenue growth for the 68 directories published in both periods was 7.0%.

     Cost of revenues increased $0.7 million, or 5.8%, from $12.0 million in the eight months ended December 31, 1997 to $12.7 million in the same period in 1998. The increase was the result of $1.2 million of costs associated with nine new directories published in the eight months ended December 31, 1998 and $0.7 million in costs associated with seven books published in the eight months ended December 31, 1998, but not in the same period in 1997; offset by $1.2 million of costs associated with eight directories published during the eight months ended December 31, 1997, but not in the same period in 1998. A decrease in direct costs of publishing the same 68 books in the eight months ended December 31, 1998 and 1997 of $0.3 million was substantially offset by increased indirect production costs of $0.2 million.

     As a result of the above factors, gross profit increased $8.0 million, or 20.0%, from $40.3 million in the eight months ended December 31, 1997 to $48.4 million in the same period in 1998. Gross margin increased from 77.1% in the eight months ended December 31, 1997 to 79.2% in the same period in 1998 as a result of reduced production costs and license fees and increased sales on a same directory basis.

     Selling and marketing expenses increased $4.7 million, or 20.5%, from $22.9 million in the eight months ended December 31, 1997 to $27.6 million in the same period in 1998. The increase was attributable to $1.2 million of costs associated with nine new directories, $0.6 million of additional sales costs for the same 68 directories published during both periods, $1.0 million of costs associated with seven directories that published in the eight months ended December 31, 1998 but not in the same period in 1997, $2.0 million of higher sales management costs and a $1.0 million increase in the provision for bad debt for write-offs due primarily to an increase in net revenue. These increases were partially offset by $1.0 million of reduced selling and marketing expenses associated with the eight directories published in the eight months ended December 31, 1997 but not in the same period in 1998. Selling and marketing expense as a percentage of net revenues increased from 43.7% in the eight months ended December 31, 1997 to 45.1% in the same period in 1998 primarily as a result of the reorganization of the company's sales management and the addition of account executives.

     General and administrative expense decreased $4.0 million, or 25%, from $16.1 million for the eight months ended December 31, 1997 to $12.1 million for the same period in 1998 primarily as a result of the contribution of $5.5 million to our Equity Contribution Plan that was made in connection with the recapitalization of our company that was completed in October 1997. There were no such contributions in the eight months ended December 31, 1998. Exclusive of the contribution to our Equity Compensation Plan, general and administrative expenses increased $1.5 million, or 14.3%, from $10.6 million in the eight months ended December 31, 1997 to $12.1 million in the same period in 1998 due primarily to additional professional fees incurred related to the recapitalization of $0.3 million, increased recruiting and temporary employee costs of $0.2 million, internet service related costs of $0.3 million, higher amortization of acquisition related intangibles of $0.2 million, and higher incentive based compensation of $0.2 million.

     As a result of the above factors, income from operations increased $7.4 million, or 544.7%, from $1.4 million in the eight months ended December 31, 1997 to $8.8 million in the same period in 1998. Income from operations as a percentage of net revenues increased from 2.6% in the eight months ended December 31, 1997 to 14.3% in the same period in 1998.

     Interest expense increased $4.4 million, or 59.8%, from $7.4 million in the eight months ended December 31, 1997 to $11.8 million in the same period in 1998.

     Loss before extraordinary item decreased $(3.2) million, or 54.2%, from a loss of $(6.0) million in the eight months ended December 31, 1997 to a loss of $(2.8) million in the same period in 1998.

     Twelve Months Ended April 30, 1998 Compared to Twelve Months Ended April 30, 1997

     Net revenues increased $8.7 million, or 9.5%, from $91.4 million in the twelve months ended April 30, 1997 to $100.1 million in the same period in 1998. We published 139 directories in the twelve months ended April 30, 1998 as compared to 128 in the twelve months ended April 30, 1997. The net revenue growth was due to growth in the same 123 directories of $6.0 million, $0.7 million of revenue from five new directories and $5.7 million of revenue from 11 directories that moved into the period; partially offset by $3.7 million of net revenues associated with five directories that published in the twelve months ended April 30, 1997 but not in the same period in 1998.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, same book revenue growth for the 123 directories published in both periods was 6.8%. In addition, the average revenue per account was 6.4% higher in the same books in the twelve months ended April 30, 1998 than in the same period in 1997.

     Cost of revenues increased $0.7 million, or 3.8%, from $19.5 million in the twelve months ended April 30, 1997 to $20.2 million in the same period in 1998. The increase was the result of $0.3 million of costs associated with 5 new directories published during the twelve months ended April 30, 1998, $1.5 million of costs associated with 11 books that published in the twelve months ended April 30, 1998, but not in the same period in 1997 and $137,000 of additional production and distribution overhead costs; offset by $0.5 million of lower costs for the same 123 directories published in both periods and $0.7 million of costs associated with 5 directories published during the twelve months ended April 30, 1997, but not in the same period in 1998. For the same 123 directories that were published in both periods, cost of revenues as a percentage of net revenues decreased from 21.3% in 1997 to 19.7% in 1998, primarily due to a decrease in printing and production costs and license fees.

     As a result of the above factors, gross profit increased $8.0 million, or 11.1%, from $71.9 million in the twelve months ended April 30, 1997 to $79.9 million in the same period in 1998. Gross margin increased from 78.7% in the twelve months ended April 30, 1997 to 79.8% in the twelve months ended April 30, 1998 as a result of reduced printing and production costs and license fees and increased sales on a same directory basis.

     Selling and marketing expense increased $3.7 million, or 10.0%, from $36.6 million in the twelve months ended April 30, 1997 to $40.3 million in the same period in 1998. The increase was attributable to $0.3 million of costs associated with 5 new directories, $1.9 million of additional sales costs on the same 128 directories, $1.4 million of costs associated with 11 books that published in the twelve months ended April 30, 1998 but not in the same period in 1997, $468,000 of higher sales management costs, and a $368,000 increase in the provision for bad debt for write-offs due to the change in the mix of directories published in the twelve months ended April 30, 1998 as compared to the same period in 1997.

     These increases were partially offset by $0.7 million of reduced selling and marketing expenses associated with the five directories that published in the twelve months ended April 30, 1997 but not in the same period in 1998. Selling and marketing expense as a percentage of net revenues increased slightly from 40.1% in the twelve months ended April 30, 1997 to 40.2% in the same period in 1998.

     General and administrative expense increased $5.3 million, or 31.6%, from $16.8 million in the twelve months ended April 30, 1997 to $22.1 million in the same period in 1998 as a result of a contribution to our Equity Compensation Plan of $5.5 million made on October 1, 1997 in connection with the recapitalization of our company. There were no such contributions in the twelve months ended April 30, 1997.

     Exclusive of the contribution to the Equity Compensation Plan, general and administrative expenses decreased $233,000 as a result of general cost containment measures by the company. General and administrative expense as a percentage of net revenues increased from 18.4% in the twelve months ended April 30, 1997 to 22.1% in the same period in 1998.

     As a result of the above factors, income from operations decreased $1.0 million, or 5.2%, from $18.5 million in the twelve months ended April 30, 1997 to $17.5 million in the same period in 1998. Income from operations as a percentage of net revenues decreased from 20.2% in the twelve months ended April 30, 1997 to 17.5% in the same period in 1998.

     Interest expense increased $5.6 million, or 71.3%, from $7.8 million in the twelve months ended April 30, 1997 to $13.4 million in the same period in 1998.

     Income before extraordinary item decreased $6.5 million, or 60.8%, from $10.7 million in the twelve months ended April 30, 1997 to $4.2 million in the same period in 1998.

     Twelve Months Ended April 30, 1997 Compared to Twelve Months Ended April 30, 1996

     Net revenues increased $13.7 million, or 17.6%, from $77.7 million in the twelve months ended April 30, 1996 to $91.4 million in the same period in 1997. We published 128 directories in the twelve months ended April 30, 1997 as compared to 118 directories in the same period in 1996. The net revenue growth was due to $9.5 million from 21 new directories published in the twelve months ended April 30, 1997, an increase in net revenues of $5.6 million in the same 106 directories published in both periods, and $2.0 million from the second publication of a directory during the twelve months ended April 30, 1997; offset by $3.4 million of net revenues associated with 12 directories published in the twelve months ended April 30, 1996 but not in the same period in 1997.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, same book revenue growth for the 106 directories published in both periods was 7.8%. In addition, the average revenue per account was 4.8% higher in the twelve months ended April 30, 1997 than in the same period in 1996.

     Cost of revenues increased $1.3 million, or 7.1%, from $18.2 million in the twelve months ended April 30, 1996 to $19.5 million in the same period in 1997. The increase was the result of $2.7 million of costs associated with 21 new directories published in the twelve months ended April 30, 1997 and $0.5 million of additional production and distribution overhead costs; offset by $1.0 million of lower costs for the same 106 directories published in both the twelve months ended April 30, 1997 and 1996, and $0.9 million of costs associated with 12 directories published during the twelve months ended April 30, 1996, but not in the same period in 1997. For the same 106 directories that were published in both years, cost of revenues as a percentage of net revenues improved from 23.4% in the twelve months ended April 30, 1996 to 21.3% in the same period in 1997, primarily due to a decrease in printing and production costs and license fees.

     As a result of the above factors, gross profit increased $12.4 million, or 20.8%, from $59.5 million in the twelve months ended April 30, 1996 to $71.9 million in the same period in 1997. Gross margin increased from 76.6% in the twelve months ended April 30, 1996 to 78.7% in the same period in 1997 as a result of reduced printing and production costs and license fees and increased sales on a same directory basis.

     Selling and marketing expense increased $6.7 million, or 22.5%, from $29.9 million in the twelve months ended April 30, 1996 to $36.6 million in the same period in 1997. The majority of the increase was attributable to increased sales staffing for new and acquired directories, the establishment of a permanent sales office in the Nashville, Tennessee market and an increase in the provision for bad debt for write-offs on directories expected to be published in the twelve months ended April 30, 1995. Selling and marketing expense as a percentage of net revenues increased from 38.5% in the twelve months ended April 30, 1996 to 40.1% in the same period in 1997.

     General and administrative expense increased $1.7 million, or 11.6%, from $15.1 million in the twelve months ended April 30, 1996 to $16.8 million in the same period in 1997, primarily as a result of increased depreciation and amortization. General and administrative expense as a percentage of net revenues decreased from 19.4% in the twelve months ended April 30, 1996 to 18.4% in the same period in 1997.

     As a result of the above factors, income from operations increased $3.9 million, or 26.9%, from $14.5 million in the twelve months ended April 30, 1996 to $18.5 million in the same period in 1997. Income from operations as a percentage of net revenues increased from 18.7% in the twelve months ended April 30, 1996 to 20.2% in the same period in 1997.

     Interest expense increased $1.2 million, or 17.9%, from $6.6 million in the twelve months ended April 30, 1996 to $7.8 million in the same period in 1997.

     Income before extraordinary item increased $2.4 million, or 29.0%, from $8.3 million in the twelve months ended April 30, 1996 to $10.7 million in the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures were $0.5 million, $1.0 million and $1.0 million for the twelve months ended April 30, 1996, 1997 and 1998, respectively and $0.7 million and $0.8 million in the eight months ended December 31, 1997 and 1998 respectively. Capital spending is used largely for computer hardware and software upgrades for the maintenance of production and operating systems. As of December 31, 1998, we did not have any material commitments for capital expenditures.

     Through our focus on increasing customer advance payments and the acceleration of cash receipts, we have been able to reduce working capital requirements despite strong revenue growth. Net accounts receivable, which represents the largest component of working capital, increased to $26.1 million as of April 30, 1998 compared to $23.3 million as of April 30, 1997 and $21.4 million as of April 30, 1996. Net accounts receivable was $20.9 million as of December 31, 1998. Advance payments as a percentage of net revenues increased from 41.0% for the twelve months ended April 30, 1996 to 45.1% for the same period in 1997 and 45.9% in the same period in 1998. Advance payments in the eight months ended December 31, 1998 were 47.4% of net revenues compared to 47.3% in the same period in 1997. Working capital increased $5.4 million as of April 30, 1998 compared to April 30, 1997 primarily due to the reduction in the current maturity of debt due to the recapitalization of our company completed in October 1997. Working capital increased $11.3 million as of December 31, 1998 as compared to December 31, 1997 due to drawing on our revolving credit facility in anticipation of payment for directories acquired in early 1999. Working capital decreased $2.0 million for the twelve months ended April 30, 1997 due to increased current debt related to the refinancing completed in the twelve months ended April 30, 1996.

     Net cash provided by operating activities was approximately $13.1 million, $15.3 million and $15.7 million in the twelve months ended April 30, 1996, 1997 and 1998, respectively. The increase from 1996 to 1997 was primarily related to the $3.8 million increase in net income and increased non-cash charges for depreciation, amortization and provision for bad debt along with an approximate $1.0 million reduction in write-offs of doubtful accounts to an amount which is in line with normal levels associated with the growth in revenue. Also, the use of cash in the twelve months ended April 30, 1997 from increased trade receivables associated with higher revenues was partially offset by the timing impact of accrued interest and accounts payable balances totaling $1.9 million. The $0.4 million increase in operating cash flows from 1997 to 1998 resulted from a combination of large offsetting cash flows. Net cash provided by operating activities was $9.1 million and $4.5 million in the eight months ended December 31, 1997 and 1998, respectively, the decrease resulting primarily from higher payments for interest and other current liabilities in 1998 compared to 1997.

     Net cash used for investing activities was approximately $(5.7) million, $(3.6) million and $(9.2) million in the twelve months ended April 30, 1996, 1997 and 1998, respectively. The decrease from 1996 to 1997 was caused by reduced directory asset purchases compared to the twelve months ended April 30, 1996 and refinancing costs in 1996 which did not recur in 1997. The increase in the twelve months ended April 30, 1998 was primarily a result of increased directory acquisition related payments relative to 1997. Net cash used by investing activities was $12.9 million and $22.1 million in the eight months ended December 31, 1997 and 1998, respectively, with the increase resulting primarily from increased directory acquisition related payments in comparison to 1997.

     Net cash provided (used) for financing activities was approximately $(7.0) million, $(11.8) million and $(6.2) million in the twelve months ended April 30, 1996, 1997 and 1998, respectively. The increased use from 1996 to 1997 was caused by a decrease in the net proceeds of long term debt as the twelve months ended April 30, 1997 did not include any refinancing activity. The decrease in funds in the twelve months ended April 30, 1998 relates directly to the recapitalization of our company in October 1997. Net cash provided by financing activities was $9.4 million and $30.2 million in the eight months ended December 31, 1997 and 1998, respectively, the increase resulting from the issuance of the Series B 9 5/8% Senior Subordinated Notes due 2007 in 1998.

     In connection with the recapitalization of our company in October 1997, we incurred significant debt. As of December 31, 1998 we had total outstanding long term indebtedness of $210 million, including $140 million of Series B and C 9 5/8% Senior Subordinated Notes due 2007, and $68 million of outstanding borrowings under the senior credit facility, which ranks senior to the Series B and C notes. We had $40.0 million of additional borrowing availability under the Senior Credit Facility, none of which was outstanding at December 31, 1998.

     Our principal sources of funds are cash flows from operating activities and $40.0 million of available funds under our revolving credit facility. Based upon the successful implementation of management's business and operating strategy, we believe that these funds will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations, including the payment of principal and interest on our notes, as well as to provide funds for our working capital, capital expenditures and other needs. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. There can be no assurance that such sources of funds will be adequate and that we will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, we may require additional capital to fund future acquisitions and there can be no assurance that such capital will be available.

     In connection with our strategy of growing revenues from existing directories, we have increased our sales force from 223 employees at April 30, 1993 to 532 at December 31, 1998. We seek to continue to increase the absolute size of our sales force, however, exclusive of the effect of the increase in the sales force due to acquisitions, we currently do not believe that our sales force will increase at a rate equal to the percentage increase from 1993 to 1998. The company does not believe that increases in the number of its sales personnel will materially impact its liquidity.

YEAR 2000 READINESS STATEMENT

     We have a Year 2000 ("Y2K") project team focusing on four key readiness areas:

     - business computer systems -- addressing hardware and software used in our core operations;

     - computing infrastructure -- addressing network servers, operating software, voice networks, and phones;

     - end user computing -- addressing hardware and software used in our ancillary operations; and

     - vendors/ suppliers -- addressing the preparedness of our key suppliers.

     For each readiness area, we are performing risk assessment, conducting testing, and remediation, either retirement, replacement or conversion, developing contingency plans to mitigate known risk, and communicating with employees, suppliers, and other third parties to raise awareness of the Y2K problem.

     Business Computer Systems, Computing Infrastructure, and End User Computing Readiness Programs. We, with the assistance of third parties, are conducting an assessment of internal applications and computer hardware. Some software applications already are or have been made year 2000 compliant and resources have been assigned to address other applications based on their importance and the time required to make them Y2K compliant. All software remediation, Y2K compliance evaluation of hardware, including routers, telecommunication equipment, workstations and other items is expected to be completed by August 1999.

     In addition to applications and information technology hardware, we are developing remediation/contingency plans for embedded systems, facilities and other operations, such as financial and banking systems.

     Vendors/Suppliers Readiness Program. This program focuses on minimizing the risks associated with key suppliers. We have identified key suppliers and are in the process of contacting them to solicit information on their Y2K readiness. To date, we have received some responses, most of which indicate that the suppliers are in the process of developing remediation plans. We are also developing supplier action lists and contingency plans for key suppliers.

     We estimate that total Y2K costs will be approximately $0.7 million. Y2K costs to be incurred by the end of the first quarter of 1999 will be approximately $0.5 million. Management intends to periodically refine these estimates over time as it continues to assess and develop alternatives. There can be no assurance, however, that there will not be a delay in or increased costs associated with, the programs described in this section.

     Since the programs described in this section are ongoing, management has not yet identified all potential Y2K complications. Therefore, the potential impact of these complications on our financial condition and results of operations cannot be determined at this time. If computer systems used by us or our suppliers, the performance of products provided to us by our suppliers, or the software applications we use to produce our products fail or experience significant difficulties related to Y2K, our results of operations and financial condition could be materially adversely affected.

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10K contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. When used in this Annual Report on Form 10K, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to our company are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Important factors that could affect our results include, but are not limited to, (i) our high level of indebtedness; (ii) the restrictions imposed by the terms of our indebtedness; (iii) the turnover rate amongst our account executives;
(iv) the variation in our quarterly results; (v) risks related to the fact that a large portion of our sales are to small, local businesses; (vi) our dependence on certain key personnel; (vii) risks related to the acquisition and start-up of directories; (viii) risks related to substantial competition in our markets; (ix) risks related to changing technology and new product developments; (x) the effect of fluctuations in paper costs;(xi) the sensitivity of our business to general economic conditions; and
(xii) risks related to the success of our Year 2000 remediation efforts.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to the persons who are members of the Board of Directors (the "Board") of TCC, the manager of our company, or executive officers of our company. TCC controls the policies and operations of our company. The ages listed below are as of January 31, 1999.

           NAME              AGE                   POSITION AND OFFICES
           ----              ---                   --------------------
Laurence H. Bloch..........  45    Chairman of the Board, Secretary and Director
Ricardo Puente.............  45    President, Chief Executive Officer and Director
Joan M. Fiorito............  44    Vice President, Chief Financial Officer and Assistant
                                   Secretary
Marybeth Brennan...........  42    Vice President -- Operations
Cynthia M. Hardesty........  43    Vice President -- Human Resources
Joseph L. Wazny............  53    Vice President -- Information Services
Richard E. Beck............  53    Executive Vice President -- Sales
Michael Bynum..............  43    Executive Vice President -- Sales
Richard Mellert............  54    Executive Vice President -- Sales
Ita Shea-Oglesby...........  41    Executive Vice President -- Sales
C. Hunter Boll.............  43    Director
Terrence M. Mullen.........  32    Director
Christopher J. Perry.......  43    Director
Scott A. Schoen............  40    Director
Marcus D. Wedner...........  36    Director

     Laurence H. Bloch is Chairman and Secretary of TransWestern and Holdings and has been a Director of TCC since 1993. Prior to October 1997, Mr. Bloch served as Vice Chairman and Chief Financial Officer of the company. Before joining the company, Mr. Bloch was Senior Vice President and Chief Financial Officer of Lanxide Corporation, a materials technology company. Mr. Bloch was a Vice President, then Managing Director of Smith Barney from 1985 to 1990, prior to which he was Vice President, Corporate Finance with Thomson McKinnon Securities, Inc. Mr. Bloch received a BA from the University of Rochester and an MBA from Wharton Business School.

     Ricardo Puente has been President of TransWestern and Holdings and a Director of TCC since 1993 and became Chief Executive Officer in October 1997. Previously, he held the positions of Vice President of Sales and Controller of TransWestern's predecessor which he joined in 1988. Before joining TransWestern's predecessor, Mr. Puente held various financial positions with the Pillsbury Company for nine years. After receiving his MS in Accounting from the University of Miami, Mr. Puente was a senior auditor with Touche Ross & Co. Mr. Puente earned a BS in Accounting from Florida State University.

     Joan M. Fiorito is the Vice President, Chief Financial Officer and Assistant Secretary of TransWestern and Holdings and prior to October 1997 was Vice President and Controller. Ms. Fiorito joined TransWestern's predecessor in 1989 as Manager, Financial Planning & Analysis and subsequently was promoted to Controller. Prior to joining TransWestern's predecessor, Ms. Fiorito was Controller of Coastal Office Products. Ms. Fiorito received a BS in Management from Dominican College and an MBA in Finance from Fordham University.

     Marybeth Brennan has been TransWestern's Vice President of Operations since its formation in 1993. Ms. Brennan joined TransWestern's predecessor in 1987 as Production Manager, prior to which Ms. Brennan was Director of Publications for Maynard-Thomas Publishing. Ms. Brennan received a BA in English from Stonehill College.

     Cynthia M. Hardesty was promoted to Vice President, Human Resources of TransWestern effective January 1, 1999. Ms. Hardesty is responsible for all human resource activities within TransWestern. Ms. Hardesty had served as Director, Human Resources for the prior five years. She joined TransWestern's predecessor in March, 1991 as a Senior Human Resources Associate. Prior to joining TransWestern's predecessor, she was Manager of Employment and Training with Emerald Systems. Ms. Hardesty has a BS in Business Administration from National University.

     Joseph L. Wazny has been the Vice President, Management Information Systems of TransWestern since its formation in 1993. Before joining the company, Mr. Wazny was Director of Systems Development and Director, Information Systems with R.H. Donnelley Corp. Mr. Wazny graduated with a degree in Business Administration and Computer Sciences from Roosevelt University.

     Richard E. Beck was promoted to Executive Vice President of TransWestern effective November 1, 1998. Mr. Beck is responsible for negotiating with companies regarding potential mergers and acquisitions as well as integrating completed acquisitions into TransWestern. Mr. Beck has served as a District Sales Manager for both Louisville and Houston. Most recently, Mr. Beck has been serving as the Regional Vice President for the Kentucky/Ohio/Indianapolis district. Mr. Beck joined TransWestern's predecessor as District Sales Manager when it acquired Metro Publishing in 1986.

     Michael Bynum was promoted to Executive Vice President of TransWestern effective May 1, 1998. His responsibilities include the management of the Oklahoma/Kansas Region, North Texas Region, Tennessee Region, and Ohio/Kentucky/Indiana/Michigan Region. Since 1993, Mr. Bynum was Regional Vice President overseeing the Oklahoma/ Kansas/Tennessee Region. Mr. Bynum joined TransWestern's predecessor in 1985 as a sales associate and holds a BA in Management from Cameron University.

     Richard Mellert was promoted to Executive Vice President of TransWestern effective May 1, 1998. His responsibilities include the management of the Upstate New York Region, Midstate New York Region, and Downstate New York Region. Since 1993, Mr. Mellert was Regional Vice President overseeing the Upstate New York Region. Mr. Mellert joined TransWestern's predecessor in 1980. Mr. Mellert was promoted to District Sales Manager in 1991. Mr. Mellert holds an AA degree from Dutchess Community College.

     Ita Shea-Oglesby was promoted to Executive Vice President of TransWestern effective May 1, 1998. Her responsibilities include the management of the South Texas, Louisiana Region and the Northern and Southern California Regions. Since 1993, Ms. Shea-Oglesby was Regional Vice President overseeing the South Texas, Louisiana Region and the Northern California Region. Ms. Shea-Oglesby joined TransWestern's predecessor in 1983 and previously held the positions of Area Sales Manager, Sales Trainer and District Sales Manager. Ms. Shea-Oglesby earned a BA from Louisiana State University.

     C. Hunter Boll became a Director of TCC upon the consummation of the recapitalization completed in October 1997. Mr. Boll is a Managing Director of Thomas H. Lee Company where he has been employed since 1986. Mr. Boll is also a Trustee of THL Equity Trust III, the General Partner of THL Equity Advisors Limited Partnership III, which is the General Partner of Thomas H. Lee Equity Fund III, L.P. Mr. Boll also serves as a Director of Big V Supermarkets, Inc., New York Restaurant Group, Inc., Cott Corporation, Freedom Securities Corporation and United Industries Corporation. Mr. Boll holds an MBA from Stanford University and a BA from Middlebury College.

     Terrence M. Mullen became a Director of TCC upon consummation of the recapitalization completed in October 1997. Mr. Mullen is currently an Associate of the Thomas H. Lee Company. Mr. Mullen worked at the Thomas H. Lee Company from 1992 to 1994 and rejoined in 1996. From 1990 to 1992, Mr. Mullen worked in the Corporate Finance Department of Morgan Stanley & Co., Incorporated. Mr. Mullen received a BBA in Finance and Economics from the University of Notre Dame and an MBA from the Harvard Graduate School of Business Administration.

     Christopher J. Perry has been a Director of TCC since 1994. Mr. Perry is currently Managing Director and President of Continental Illinois Venture Corporation, a position he has held since 1994, and is also a Managing Partner of CIVC Partners III. Mr. Perry has been at Bank of America or, prior to its merger with Bank of America, Continental Bank, since 1985. Prior positions with Bank of America or Continental Bank include Managing Director and head of the Mezzanine Investments Group and Managing Director and head of the Chicago Structured Finance Group. Prior to joining Continental Bank, Mr. Perry was in the Corporate Finance Department of Northern Trust. In addition to being a Director of TCC, Mr. Perry is a Director of General Roofing Services, The Brickman Group, Ltd and RAM Reinsurance Company, Ltd. Mr. Perry received a BS from the University of Illinois and an MBA from Pepperdine University and is a certified public accountant.

     Scott A. Schoen became a Director of TCC upon consummation of the recapitalization completed in October 1997. Mr. Schoen is a Managing Director of the Thomas H. Lee company where he has been employed since 1986. Mr. Schoen is also a Trustee of THL Equity Trust III, the General Partner of THL Equity Advisors Limited Partnership III, which is the General Partner of Thomas H. Lee Equity Fund III L.P. Mr. Schoen also serves as Vice President of Thomas H. Lee Advisors I and Thomas H. Lee Advisors II. Mr. Schoen is a Director of Affordable Residential Communities LLC, Rayovac Corporation, Syratech Corporation and United Industries Corporation. Mr. Schoen received a BA in History from Yale University, a JD from Harvard Law School and an MBA from the Harvard Graduate School of Business Administration. Mr. Schoen is a member of the New York Bar.

     Marcus D. Wedner has been a Director of TCC since its formation in 1993. Mr. Wedner is currently Managing Director of Continental Illinois Venture Corporation, a position he has held since 1992, and is also a Managing Partner of CIVC Partners III. Mr. Wedner joined Continental Illinois Venture Corporation in 1988. Previously, Mr. Wedner held marketing and sales management positions at Pacific Telesis Group and as an associate with Goldman, Sachs & Co. In addition to being a Director of TCC, Mr. Wedner is a Director of Teletouch Communications, Advanced Quick Circuits, L.P., Grapevine Communications, Inc., General Roofing Services and Precision Tube Technology, Inc. Mr. Wedner holds a BA from the University of California at Los Angeles and received an MBA from the Harvard Graduate School of Business Administration.

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

     TCC's Board of directors has two committees, an audit committee and a compensation committee. Messrs. Boll, Mullen and Perry serve on the audit committee and Messrs. Boll, Schoen and Wedner serve on the compensation committee.

     The audit committee is responsible for making recommendations to TCC's Board regarding the selection of independent auditors, reviewing the results and scope of the audit and other services provided by the company's independent auditors accountants and reviewing and evaluating the company's audit and control functions. The compensation committee is responsible for determining salaries and incentive compensation for executive officers and key employees of the company.

     TCC's Board may establish other committees from time to time to facilitate the management of the company.

ITEM 11.  EXECUTIVE COMPENSATION

     The compensation of executive officers of TransWestern is determined by the Compensation Committee of the Board of TCC. The following Summary Compensation Table includes individual compensation information for the Chairman, the President and Chief Executive Officer and each of the three other most highly compensated executive officers of the company (collectively, the "Named Executive Officers") for services rendered in all capacities to the company during the fiscal periods ended April 30, 1997, 1998 and December 31, 1998. There were no stock options exercised during our last fiscal year nor were there any options outstanding at the end of our last fiscal year.

SUMMARY COMPENSATION TABLE

                                                                  ANNUAL COMPENSATION
                                    -------------------------------------------------------------------------------
                                                                     OTHER ANNUAL        LTIP          ALL OTHER
                                    PERIOD(A)   SALARY     BONUS    COMPENSATION(B)   PAYMENTS(C)   COMPENSATION(D)
                                    ---------   -------   -------   ---------------   -----------   ---------------
Laurence H. Bloch.................      1       235,976    67,040         --                --           10,529
  Chairman of the Board                 2       222,167    56,497         --                --           48,946
    and Secretary                       3       222,167   222,167         --                --            4,798
Ricardo Puente....................      1       231,757        --         --                --           21,618
  President, Chief Executive            2       199,519   191,369         --                --          134,734
    Officer                             3       199,519   171,822         --                --           11,380
Marybeth Brennan..................      1       140,945    40,043         --            60,382           12,892
  Vice President -- Operations....      2       132,698   130,460         --            50,700           28,922
                                        3       132,698   120,030         --             9,322           13,805
Joan M. Fiorito...................      1       134,574    39,700         --            60,382           12,854
  Vice President, Chief                 2       119,461   118,394         --            50,700           29,686
    Financial Officer and               3       119,460   105,649         --             9,322           14,449
    Assistant Secretary
Richard Mellert...................      1       125,045    36,444         --            60,382           12,804
  Executive Vice
    President -- Sales                  2       111,236   162,254         --            50,700           11,023
                                        3       111,851   119,907         --             9,322            9,400

--------------------------
(a) 1 -- refers to the twelve month period ended December 31, 1998 2 -- refers to the twelve month period ended April 30, 1998
     3 -- refers to the twelve month period ended April 30, 1997

(b) None of the prerequisites and other benefits paid to each named executive officer exceeded the lesser of $50,000 or 10% of the annual salary and bonus received by each Named Executive Officer.

(c) Represents distributions made pursuant to the company's Equity Compensation Plan. See "Equity Compensation Arrangements."

(d) All Other Compensation for twelve month period ended December 31, 1998 includes: (1) payments for long-term disability insurance premiums: Bloch ($1,112), Puente ($1,111), Brennan ($752), Fiorito ($714) and Mellert
    ($664); (2) payments of $1,725 for tax preparation for each of the Named Executive Officers; (3) contributions to the 401(k) Profit Sharing Plan:
    Puente ($7,244), Brennan ($8,300), Fiorito ($8,300) and Mellert ($8,300);
    and (5) management fees paid in connection with the Recapitalization:
    Bloch ($7,692), Puente ($11,538), Brennan ($2,115), Fiorito ($2,115), and
    Mellert ($2,115).

The salaries for Messrs. Puente and Bloch are established pursuant to their employment agreements and their bonuses are based on the achievement of certain EBITDA targets set forth in their employment agreements. See "-employment agreements." The compensation committee sets the salaries for the other executive officers in order to maintain such salaries at a level competitive with those paid by the Company's independent competitors, Bonuses for executive officers are paid based on the performance of the company, including the achievement of certain internal targets.

COMPENSATION OF DIRECTORS

     The company is a limited liability company and Holdings is a limited partnership, both of which are controlled by TCC. The Directors of TCC are not paid for their services, although Directors are reimbursed for out-of-pocket expenses incurred in connection with attending Board meetings.

EQUITY COMPENSATION ARRANGEMENTS

     Holdings' Class B Units are designed to encourage performance by providing the members of management the opportunity to participate in the equity growth of TransWestern. There are 10,000 Class B Units authorized, 8,500 of which have been issued to the company's senior managers and 1,500 of which have been issued to the Equity Compensation Plan as discussed below. See "Certain Relationships and Related Transactions."

     In fiscal 1994, the company established the TransWestern Publishing Company, L.P. Equity Compensation Plan (the "Equity Compensation Plan") to provide approximately 60 of the company's managers, other than certain senior executives, including Messrs. Bloch and Puente, the opportunity to participate in the equity growth of the company without having direct ownership of the company's securities. In connection with the Recapitalization, the company reserved $5.5 million for distributions to participants in the Equity Compensation Plan, one half of which was distributed in October 1997 and one half of which was distributed in October 1998. Special distributions made pursuant to the Equity Compensation Plan were recorded as an expense in the company's financial statements when declared by the Board of Directors. Employees participating in the Equity Compensation Plan were eligible to receive a ratable per unit share of cash distributions made pursuant to the Equity Compensation Plan, if and when, declared. In the year ended April 30, 1998, distributions totaling $2.6 million were paid, in the eight months ended December 31, 1998 distributions totaling $2.9 million were paid, and at December 31, 1998, there were no undistributed proceeds under the Equity Compensation Plan.

     As a result of the Recapitalization, the existing Equity Compensation Plan was terminated. However, the company adopted a new Equity Compensation Plan which functions similarly to the old plan. As of December 31, 1998, no assets had been contributed to the new plan.

EMPLOYMENT AGREEMENTS

     Messrs. Bloch and Puente have each entered into an Employment Agreement (each, an "Employment Agreement") with the company. The Employment Agreements provide for the employment of Mr. Bloch as the Chairman of the Board of Directors of TCC and Chairman of Holdings and Mr. Puente as the President and Chief Executive Officer of Holdings and TCC until
October 1, 2002 unless terminated earlier as provided in the respective Employment Agreement. The Employment Agreements of Messrs. Bloch and Puente provide for an annual base salary of $222,167 and $235,500, respectively, subject to annual increases based on the consumer price index, and annual bonuses based on the achievement of certain EBITDA targets of up to 100% of their base salary.

     Each executive's employment may be terminated by the company at any time with cause or without cause. If such executive is terminated by the company with cause or resigns other than for good reason, the executive will be entitled to his base salary and fringe benefits until the date of termination, but will not be entitled to any unpaid bonus. Messrs. Bloch and Puente will be entitled to their base salary and fringe benefits and any accrued bonus for a period of 12 months following their termination in the event such executive is terminated without cause or resigns with good reason. The Employment Agreements also provide each executive with customary fringe benefits and vacation periods. "Cause" is defined in the Employment Agreements to mean:

     - the commission of a felony or a crime involving moral turpitude or the commission of any other act or omission involving dishonesty, disloyalty or fraud;

     - conduct tending to bring the company or any of its subsidiaries into substantial public disgrace or disrepute;

     - the substantial and repeated failure to perform duties as reasonably directed by TCC or the company;

     - gross negligence or willful misconduct with respect to the company or any subsidiary; or

     - any other material breach of the Employment Agreement or company policy established by the Board, which breach, if curable, is not cured within 15 days after written notice thereof to the executive.

     "Good Reason" is defined to mean the occurrence, without such executive's consent, of:

     - a reduction by the company of the executive's annual base salary by more than 20%;

     - any reduction in the executive's annual base salary, in effect immediately prior to such reduction, if in the fiscal year prior to such reduction the EBITDA for such prior fiscal year was equal to or greater than 80% of the target EBITDA for such prior year;

     - any willful action by the company that is intentionally inconsistent with the terms of the Employment Agreement or the executive's Executive Agreement (as defined herein); or

     - any material reduction in the powers, duties or responsibilities which the executive was entitled to exercise as of the date of the Employment Agreement.

     Messrs. Bloch and Puente have also entered into Executive Agreements with the company pursuant to which they purchased Class B Units of Holdings. See "Certain Relationships and Related Transactions -- Executive
Agreements."

401(K) AND PROFIT SHARING PLAN

     The company has a 401(k) and profit-sharing retirement plan for the benefit of substantially all of its employees, which was qualified for tax exempt status by the Internal Revenue Service.

     Employees can make contributions to the plan up to the maximum amount allowed by federal tax code regulations. The company may match the employee contributions, up to 83% of the first 6% of annual earnings per participant. The company may also make annual discretionary profit sharing contributions. The company's contributions to the 401(k) and profit-sharing plan for the years ended April 30, 1996, 1997, and 1998 were approximately $0.8 million, $0.8 million, and $1.1 million, respectively. On May 12, 1998, the company elected to change its fiscal year from April 30 to December 31 as reported on Form 8-K. The company amended the plan year of the TransWestern Publishing 401(k) and Profit Sharing Plan from April 30 to December 31 on December 31, 1997.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

All of the membership interests in our company are owned by Holdings. The following table sets forth certain information regarding the beneficial ownership of the equity securities of Holdings by:

     - each of the directors of TCC and the executive officers of the company;

     - all directors of TCC and executive officers of the company as a group;
       and

     - each owner of more than 5% of any class of equity securities of Holdings.

     Unless otherwise noted, the address for each executive officer of the company and the directors of TCC is c/o TransWestern, 8344 Clairemont Mesa Boulevard, San Diego, California 92111.

CLASS A
                                           COMMON     PERCENT OF   PREFERRED   PERCENT OF
  NAME AND ADDRESS OF BENEFICIAL OWNER    UNITS(A)      CLASS        UNITS       CLASS
  ------------------------------------    ---------   ----------   ---------   ----------
DIRECTORS AND EXECUTIVE OFFICERS:
Laurence H. Bloch(b)....................     19,209      1.51%        9,812       1.49%
Ricardo Puente(c).......................     28,813      2.27        14,718       2.23
Joan M. Fiorito(d)......................      5,282         *         2,698          *
C. Hunter Boll(e).......................    715,193     56.29       365,327      55.38
Terrence M. Mullen(e)...................    712,231     56.06       363,814      55.15
Christopher J. Perry(f).................    288,134     22.68       147,181      22.31
Scott A. Schoen(e)......................    715,193     56.29       365,327      55.38
Marcus D. Wedner(f).....................    288,134     22.68       147,181      22.31
All Directors and executive officers as
  a group (8 persons)...................  1,059,987     84.43       541,451      82.08
5% OWNERS:
Thomas H. Lee Equity Fund III,
  L.P.(g)...............................    712,034     56.05       363,713      55.14
TW Interest Holding Corp.(h)............    712,034     56.05       363,713      55.14
THL-CCI Limited Partnership(i)..........    712,034     56.05       363,713      55.14
Continental Illinois Venture
  Corporation(j)........................    288,134     22.68       147,181      22.31
CIVC Partners III (k)...................    288,134     22.68       147,181      22.31

--------------------------
* Represents less than one percent.


 (a) Holders of Class A Units are entitled to share in any distribution on a pro rata basis, but only if the holders of the Preferred Units have received a certain preference amount set forth in Holdings' Third Amended and Restated Agreement of Limited Partnership, as amended. Holdings has also issued Class B Units to the members of the company's senior management. The Class B Units will be entitled to share in any such distributions only if the holders of the Preferred Units and Class A Units have achieved an internal rate of return on their total investment of 12%. The percentage of such distributions that the Class B Units will be entitled to receive will range from 10% to 20%, based on the internal rate of return achieved by the holders of the Preferred and Class A Units. All Common Units listed in the table represent Class A Units unless otherwise noted.

 (b) Does not include 800 Class B Units which are subject to vesting in equal installments over a five year period.

 (c) Does not include 2,500 Class B Units which are subject to vesting in equal installments over a five year period.

 (d) Does not include 352 Class B Units which are subject to vesting in equal installments over a five year period.

 (e) Includes 712,034 Class A Units and 363,713 Preferred Units beneficially owned by Thomas H. Lee Equity Fund III, L.P. Such persons disclaim beneficial ownership of all such interests. Such person's address is c/o Thomas H. Lee Company, 75 State Street, Suite 2600, Boston,
     Massachusetts 02109.

 (f) Includes 244,914 Class A Units and 125,104 Preferred Units owned by Continental Illinois Venture Corporation 43,220 Class A Units and 22,077 Preferred Units owned by CIVC Partners III. Such persons disclaim beneficial ownership of all such interests. Such person's address is c/o Continental Illinois Venture Corporation, 231 South LaSalle Street, Chicago, Illinois 60697.

 (g) Includes 39,259 Class A Units and 20,054 Preferred Units owned by TW Interest Holdings Corp. and 38,305 Class A Units and 19,566 Preferred Units owned by THL-CCI Limited Partnership. Such person disclaims beneficial ownership of all such interests. Such person's address is c/o Thomas H. Lee Company, 75 State Street, Suite 2600, Boston, Massachusetts 02109.

 (h) Includes 634,470 Class A Units and 324,093 Preferred Units owned by Thomas H. Lee Equity Fund III, L.P. and 38,305 Class A Units and 19,566 Preferred Units owned by THL-CCI Limited Partnership. Such person disclaims beneficial ownership of all such interests. Such person's address is c/o Thomas H. Lee Company, 75 State Street, Suite 2600, Boston, Massachusetts 02109.

 (i) Includes 634,470 Class A Units and 324,093 Preferred Units owned by Thomas H. Lee Equity Fund III, L.P. and 39,259 Class A Units and 20,054 Preferred Units owned by TW Interest Holdings Corp. Such person Disclaims beneficial ownership of all such interests. Such person's address is c/o Thomas H. Lee Company, 75 State Street, Suite 2600, Boston, Massachusetts 02109.

 (j) Includes 43,220 Class A Units and 22,077 Preferred Units owned by CIVC Partners III. Such person disclaims beneficial ownership of such Interests Such person's address is c/o Continental Illinois Venture Corporation, 231 South LaSalle Street, Chicago, Illinois 60697.

 (k) Includes 244,914 Class A Units and 125,104 Preferred Units owned by Continental Illinois Venture Corporation. Such person disclaims Beneficial ownership of all such interests. Such person's address is c/o Continental Illinois Venture Corporation, 231 South LaSalle Street, Chicago, IL 60697.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RECAPITALIZATION

     The Partnership completed a $312 million Recapitalization in October 1997 (the "Recapitalization"). In the Recapitalization, new investors led by Thomas H. Lee Equity Fund III, L.P. ("THL") and its affiliates (together, the "THL Parties"), along with other investors, the Partnership's existing limited partners (the "Existing Limited Partners"), and the company's 25 most senior managers (the "Management Investors"), invested new and continuing capital of $130.0 million in the Partnership and TCC (the "Equity Investment"). The proceeds from the Equity Investment, together with borrowings of approximately $107.7 million under the senior credit facility and $75.0 million under a senior subordinated financing facility were used to consummate the Recapitalization.

     The senior subordinated financing facility was subsequently repaid with a portion of the net proceeds from the company's issuance of its 9 5/8% Series A Senior Subordinated Notes due 2007.

     Pursuant to the Recapitalization Agreement, each Existing Limited Partner that reinvested in Holdings has agreed that for a period ending on the later of the second anniversary of the Recapitalization closing date and the one year anniversary of the termination of such reinvesting Manager's employment with us not to own, control, participate or engage in any yellow pages directory publishing directory business or any business competing for the same customers as our businesses as such businesses exist or are in process during such period in any markets, or markets contiguous thereto, in which we engage or plan to engage during such period.

     James D. Dunning, Jr., the Partnership's and TCC's former Chairman and Chief Executive Officer, has agreed that for the three-year period commencing on the Recapitalization closing date not to participate, directly or indirectly, in any yellow pages directory publishing business in the United States or any business competing for the same customers as us in the geographic areas in which we engaged in the local or national yellow pages directory publishing business as of August 27, 1997; provided that Mr. Dunning may participate in any industry specific yellow pages business or any trade or industry publications.

     In addition, each Existing Limited Partner that reinvested in Holdings has agreed that for the two-year period commencing on the Recapitalization closing date not to solicit the employment of or hire any employee of the company, other than Laurence Bloch, and further, under the Recapitalization Agreement, during such two-year period, each Existing Limited Partner that reinvested in Holdings is subject to a confidentiality agreement with respect to all information concerning our business and TCC of which such person has knowledge and which is not in the public domain.

MANAGEMENT AGREEMENT

     Effective upon the Recapitalization, we entered into a Management Agreement with Thomas H. Lee Company ("THL Co.") pursuant to which THL Co. agreed to provide:

     - general executive and management services;

     - identification, negotiation and analysis of financial and strategic alternatives; and

     - other services agreed upon by us and THL Co.

     THL and all other equity investors receive a pro rata portion of the $500,000 annual management fee (the "Management Fee"), plus THL will be reimbursed for all reasonable out-of-pocket expenses, payable monthly in arrears. The Management Agreement had an initial term of one year, subject to automatic one-year extensions, unless we or THL Co. provide written notice of termination no later than 30 days prior to the end of the initial or any successive period.

INVESTORS AGREEMENT

     Pursuant to the Recapitalization, Holdings, TCC, the THL Parties, CIBC Argosy Merchant Fund 2, L.L.C. ("CIBC Merchant Fund"), CIVC Partners III
("CIVC III" and, together with the THL Parties and CIBC Merchant Fund, the "New Investors") and the reinvesting Existing Limited Partners (together with the New Investors, the "New Partners") entered into an Investors Agreement (the "Investors Agreement"). The Investors Agreement requires that each of the parties thereto vote all of his or its voting securities and take all other necessary or desirable actions to cause the size of the Board of Directors of TCC to be established at nine members and to cause the election to the Board of five representatives designated by THL (the "THL Designees"), each of the then current chairman and president of the Partnership (the "Executive Directors") and two representatives designated by Continental Illinois
Venture Corporation ("CIVC" and, together with CIVC III, the "CIVC Parties"), and CIVC III (the "CIVC Designees"), of which one CIVC Designee will at all times serve on the Board's compensation committee, audit committee and executive committee. Currently, however, only three of the THL Designees have been appointed to TCC's Board of Directors. The respective rights of THL and the CIVC Parties to designate representatives to the Board terminates at such time when such party owns less than 30% of the Common Units held by such party as of the Recapitalization closing date. If at any time THL and its permitted transferees own less partnership interests in Holdings or less equity securities in TCC than the amount of such partnership interests or such equity securities, as the case may be, owned by the CIVC Parties and the Management Investors, taken as a group, then the number of THL Designees will be reduced automatically from five to three and the number of CIVC Designees will be increased automatically from two to three. The Investors Agreement provides that certain significant actions may not be taken without the express approval of the at least one of the CIVC Designees and at least one of the Executive Directors.

       In addition to the foregoing, the Investors Agreement:

     - requires the holders of interests in Holdings and common stock of TCC, other than THL and CIVC, to obtain the prior written consent of THL prior to transferring any interests in Holdings or TCC stock, other than interests or securities held by the Management Investors pursuant to Executive Agreements;

     - grants in connection with the sale of interests in Holdings or TCC stock by the Management Investors certain preemptive rights with respect to such sale first to Holdings, then to the limited partners;

     - grants the New Partners certain participation rights in connection with certain transfers made by THL;

     - grants the New Partners certain preemptive rights in connection with certain issuances, sales or other transfers for consideration of any securities by Holdings or TCC;

     - requires the holders of shares of TCC's common stock to consent to a sale of TCC to an independent third party if such sale is approved by the Board and the holders of a majority of the shares of TCC's common stock; and

     - requires the holders of interests in Holdings to consent to the sale of Holdings in the event TCC and the holders of a majority of Class A Units approve a sale of Holdings.

The foregoing agreements terminate on the earlier of October 1, 2001 and the date on which Holdings consummates a public offering of $40 million or more of its equity securities (a "Qualified Public Offering"). The agreements with respect to the participation rights and preemptive rights described above continue with respect to each security until the earlier of:

     - October 1, 2007;

     - a Qualified Public Offering;

     - the transfer in a public sale of such security;

     - with respect to equity securities of Holdings, upon the sale of the Holdings; and

     - with respect to equity securities of TCC, upon the sale of TCC.

REGISTRATION AGREEMENT

     Pursuant to the Recapitalization, Holdings, TCC, and the New Partners entered into a registration agreement (the "Registration Agreement"). Under the Registration Agreement, the holders of a majority of registrable securities owned by the THL Parties and the CIVC Parties have the right at any time, subject to certain conditions, to require Holdings to register any or all of their interests in Holdings' under the Securities Act of 1933, as amended (the "Securities Act") on Form S-1 (a "Long-Form Registration") on three occasions at Holdings' expense and on Form S-2 or Form S-3 (a "Short-Form Registration") on three occasions at Holdings' expense. Holdings is not required, however, to effect any such Long-Form Registration or Short-Form Registration within six months after the effective date of a prior demand registration. In addition, all holders of registrable securities are entitled to request the inclusion of such securities in any registration statement at Holdings' expense whenever Holdings proposes to register any of its securities under the Securities Act, other than pursuant to a demand registration. In connection with such registrations, Holdings has agreed to indemnify all holders of registrable securities against certain liabilities including liabilities under the Securities Act. In addition, Holdings has the one-time right to preempt a demand registration with a piggyback registration.

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

PAYMENTS ON TCC NOTE

     Since the acquisition of the company's predecessor in 1993, TCC loaned to us all amounts distributed to TCC in connection with the periodic and special distributions made by us to our partners. Shortly before the consummation of the Recapitalization in October 1997, we repaid to TCC in full the outstanding balance of all of these loans.

ITEM 14    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  (1)   Index to Financial Statements

The financial statements required by this item are submitted in a separate section beginning on page F-1 of this Annual Report on Form 10-K.

                                                               PAGE
                                                              NUMBER
                                                              ------
Report of Ernst & Young LLP, Independent Auditors...........    F-2
Consolidated Balance Sheets as of April 30, 1997 and 1998
  and December 31, 1998.....................................    F-3
Consolidated Statements of Operations for each of the three
  years ended April 30, 1998 and for the transition periods
  for the eight months ended December 31, 1997 (Unaudited)
  and 1998..................................................    F-4
Consolidated Statements of Changes in Member Deficit for
  each of the three years ended April 30, 1998, and the
  transition period for the eight months ended December 31,
  1998......................................................    F-5
Consolidated Statements of Cash Flows for each of the three
  years ended April 30, 1998 and the transition periods for
  the eight months ended December 31, 1997 (Unaudited) and
  1998......................................................    F-6
Notes to Consolidated Financial Statements..................    F-7

(a)  (2)   Index to Financial Statement Schedules

All schedules have been omitted since they are either not required, not applicable or because the information required is included in the financial statements or the notes thereto.

(a)  (3)   Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this report;

EXHIBIT
NUMBER                              EXHIBIT
-------                             -------
2.1       Contribution and Assumption Agreement, dated November 6,
          1997, by and among Holdings and TransWestern.(1)
2.2       Assignment and Assumption Agreement, dated November 6, 1997, by and among Holdings and TransWestern.(1)
2.3       Bill of Sale, dated November 6, 1997 by and among Holdings and TransWestern.(1)
2.4       Asset Purchase Agreement with Universal Phone Books, Inc., incorporated by reference to Exhibit 2.1 to the Company's
          Current Report on Form 8-K, dated November 30, 1998.
2.5       Asset Purchase Agreement with United Directory Services,
          Inc., incorporated by reference to Exhibit 2.1 to the
          Company's Current Report on Form 8-K, dated January 5, 1999.
3.1       Certificate of Formation of TransWestern.(1)
3.2       Certificate of Incorporation of Capital II.(1)
3.3       By-Laws of Capital II.(1)
3.4       Limited Liability Company Agreement of TransWestern
          Publishing Company LLC.(1)
3.5       Certificate of Incorporation of TCC.(1)
3.6       By-Laws of TCC.(1)
4.1       Indenture, dated as of November 12, 1997 by and between the
          Company and Wilmington Trust Company, as Trustee for the
          Series B notes.(1)
4.2       Form of Series B 9 5/8% Senior Subordinated Notes due
          2007.(1)
4.3       Securities Purchase Agreement, dated as of November 6, 1997, by and among TransWestern, Holdings, TCC and the Initial
          Purchasers of the Series A/B notes.(1)
4.4       Registration Rights Agreement, dated as of November 12,
          1997, by and among TransWestern and the Initial Purchasers of the Series A/B notes.(1)
4.5       Form of Series D 9 5/8% Senior Subordinated Notes due 2007
          and the related Guarantees.(2)
4.6       Indenture, dated as of December 2, 1998, by and among TransWestern,
          Target Directories of Michigan, Inc. and Wilmington
          Trust Company, as Trustee, for the Series C notes (including the form of the Series C notes and the related Guarantees).(2)
4.7       Securities Purchase Agreement, dated as of December 2, 1998, by and among TransWestern, Target Directories of Michigan,
          Inc., Holdings, TCC and the Initial Purchasers of the Series
          C notes.(2)

4.8 Registration Rights Agreement, dated as of December 2, 1998, by and among TransWestern, Target Directories of Michigan, Inc. and the Initial Purchasers of the Series C notes.(2)
10.1 Employment Agreement, dated as of October 1, 1997, by and between Laurence H. Bloch and TransWestern.(1)
10.2 Employment Agreement, dated as of October 1, 1997, by and between Ricardo Puente and TransWestern.(1)
10.3      Assumption Agreement and Amended and Restated Credit
          Agreement, dated as of November 6, 1997, among TransWestern, the lenders listed therein and Canadian Imperial bank of Commerce, as administrative agent, and First Union National
          Bank, as documentation agent.(1)
10.4      Form of Equity Compensation Plan.(1)
10.5      Form of Executive Agreement between Holdings, TCC and each
          Management Investor.(1)
10.6 Securities Purchase Agreement, dated as of November 6, 1997, by and among Holdings, TWP Capital Corp., TransWestern, TCC and the Initial Purchasers of the Discount Notes.(1)
10.7 Indenture relating to the Discount Notes, dated as of November 12, 1997, by and among Holdings, TWP Capital Corp.
          and Wilmington Trust Company, as Trustee.(1)
10.8      Registration Rights Agreement, dated as of November 12,
          1997, by and among Holdings, TWP Capital Corp. and the Initial Purchasers of the Discount Notes.(1)
10.9 Management Agreement, dated as of October 1, 1997, by and among Holdings and Thomas H. Lee Company.(1)
10.10 Investors Agreement, dated as of October 1, 1997, by and among Holdings, TCC and the limited partners of Holdings.(1)
12.1 Statement regarding computation of ratio of earnings to fixed charges.(2)
21.1      Subsidiaries of TransWestern, incorporated by reference to
          Exhibit 21.1 to TransWestern's Annual Report on Form 10-K for the fiscal year ended April 30, 1998.
27.1      Financial Data Schedule. (2)
99.1      Financial Statements of the Company for the transitional period ended
          December 31, 1998.

(1) Incorporated herein by reference to the same numbered exhibit to the company's Registration Statement on Form S-4 (Registration No. 333-42085), originally filed with the SEC on December 12, 1997.

(2) Incorporated by reference to the same numbered exhibit to the company's Registration Statement on Form S-4 (Registration No. 333-73099) originally filed with the SEC on March 1, 1999.

(b) Reports on Form 8-K.

    (1) On May 12, 1998, TransWestern filed a report on Form 8-K reporting pursuant to Item 8 thereof that on May 1, 1998, the Board of Directors of TCC authorized the change of TransWestern's fiscal year from a fiscal year ending April 30 to a fiscal year ending December 31.

    (2) On November 24, 1998, TransWestern filed a report on Form 8-K reporting pursuant to Item 5 thereof that on November 24, 1998 that TransWestern signed a definitive purchase agreement to acquire four telephone directories in Michigan from Universal Phone Books, Inc. and Universal Phone Books of Jackson, Inc. ("Universal").

    (3) On December 15, 1998, TransWestern filed a report on Form 8-K reporting pursuant to:

               Item 2. Acquisition or Disposition of Assets. On November 30, 1998, TransWestern acquired four directories in Michigan from Universal and,

               Item 7. Financial Statements and Exhibits. TransWestern filed the required financial statements for the assets acquired and pro forma financial information on February 16, 1999.

           Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
                  Securities Pursuant to Section 12 of the Act

     No annual report relating to TransWestern's last fiscal year or proxy materials relating to a meeting of TransWestern's securityholders has been or will be sent by TransWestern to its securityholders.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     TRANSWESTERN PUBLISHING COMPANY LLC
                                   (Registrant)

                           BY: /s/  JOAN M. FIORITO         March 29, 1999
                              -------------------------------------------------
                              Name:  Joan M. Fiorito
                              Title: Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURE                                 CAPACITY                        DATE
               ---------                                 --------                        ----

            /s/ RICARDO PUENTE               President, Chief Executive Officer  March 29, 1999
-------------------------------------------- and Director                        ------------------
              Ricardo Puente

          /s/ LAURENCE H. BLOCH              Chairman, Secretary and Director    March 29, 1999
--------------------------------------------                                     ------------------
            Laurence H. Bloch

           /s/ JOAN M. FIORITO               Vice President, Chief Financial     March 29, 1999
-------------------------------------------- Officer and Assistant Secretary     ------------------
             Joan M. Fiorito                 (Principal Financial and
                                             Accounting Officer)

            /s/ C. HUNTER BOLL               Director                            March 30, 1999
--------------------------------------------                                     ------------------
              C. Hunter Boll

          /s/ TERRENCE M. MULLEN             Director                            March 30, 1999
--------------------------------------------                                     ------------------
            Terrence M. Mullen

         /s/ CHRISTOPHER J. PERRY            Director                            March 29, 1999
--------------------------------------------                                     ------------------
           Christopher J. Perry

           /s/ SCOTT A. SCHOEN               Director                            March 30, 1999
--------------------------------------------                                     ------------------
             Scott A. Schoen

           /s/ MARCUS D. WEDNER              Director                            March 29, 1999
--------------------------------------------                                     ------------------
             Marcus D. Wedner
