Form 10-Q
period 1999-03-31
TRANSWESTERN PUBLISHING CO LLC
filed 1999-05-13
CIK 1050934

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
     ___________________.

                        Commission File Number 333-42085

                       TRANSWESTERN PUBLISHING COMPANY LLC
             (Exact name of registrant as specified in its charter)

                DELAWARE                                      33-0778740
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification Number)

                                ----------------

   8344 CLAIREMONT MESA BOULEVARD
         SAN DIEGO, CALIFORNIA                                    92111
(Address of principal executive offices)                        (Zip Code)

                                 (619) 467-2800
              (Registrant's telephone number, including area code)

       Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

===============================================================================

                       TRANSWESTERN PUBLISHING COMPANY LLC
                                 FORM 10-Q INDEX


                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1999 (unaudited) and
              December 31, 1998                                              3

          Consolidated Statements of Operations for the Three Months Ended
              March 31, 1999 (unaudited) and 1998 (unaudited)                4

          Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 1999 (unaudited) and 1998 (unaudited)   5

          Notes to Unaudited Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                         10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 15

Item 2.   Changes in Securities and Use of Proceeds                         15

Item 3.   Defaults upon Senior Securities                                   15

Item 4.   Submission of Matters to a Vote of Security Holders               15

Item 5.   Other Information                                                 15

Item 6.   Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                  17


                       TRANSWESTERN PUBLISHING COMPANY LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          MARCH 31,    DECEMBER 31,
                                                                             1999            1998
                                                                          ---------       ---------
                                                                         (UNAUDITED)
ASSETS

Current assets:
   Cash                                                                   $   2,590       $  14,067
   Trade receivable, (less allowance for doubtful accounts of $10,256
     at March 31, 1999 and $9,608 at December 31, 1998)                      26,239          20,931
   Deferred directory costs                                                  10,109           8,935
   Other current assets                                                         976             805
                                                                          ---------       ---------
          Total current assets                                               39,914          44,738

Non-current assets:
   Property, equipment and leasehold improvements, net                        2,962           2,977
   Acquired intangibles, net                                                 66,460          34,486
   Other assets, primarily debt issuance costs, net                           8,443           8,629
                                                                          ---------       ---------
          Total non-current assets                                           77,865          46,092
                                                                          ---------       ---------
Total assets                                                              $ 117,779       $  90,830
                                                                          =========       =========

LIABILITIES AND MEMBER DEFICIT

Current liabilities:
   Accounts payable                                                       $   4,961       $   4,241
   Salaries and benefits payable                                              3,559           3,980
   Accrued acquisition costs                                                  1,883             450
   Accrued interest                                                           5,183           1,470
   Other accrued liabilities                                                    940           1,063
   Customer deposits                                                         17,524          16,139
   Current portion, long-term debt                                            3,207           2,207
                                                                          ---------       ---------
          Total current liabilities                                          37,257          29,550

Long-term debt:
   Series B and C 9 5/8% Senior Subordinated Notes                          141,734         141,784
   Senior Credit Facility                                                    65,730          66,165
   Revolving loan                                                            16,000              --
   Acquisition payables                                                       7,050           2,000
                                                                          ---------       ---------
          Total long-term debt                                              230,514         209,949
                                                                          ---------       ---------
Member deficit:                                                            (149,992)       (148,669)
                                                                          ---------       ---------
Total liabilities and member deficit                                      $ 117,779       $  90,830
                                                                          =========       =========

See accompanying notes.

                       TRANSWESTERN PUBLISHING COMPANY LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (unaudited, in thousands)


                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                                ---------------------
                                                  1999         1998
                                                --------     --------
Net revenue                                     $ 31,513     $ 26,761
Cost of revenues                                   6,106        4,929
                                                --------     --------
Gross profit                                      25,407       21,832

Operating expenses:
   Sales and marketing                            13,785       10,456
   General and administrative                      7,728        4,544
                                                --------     --------
Total operating expenses                          21,513       15,000
                                                --------     --------
Income from operations                             3,894        6,832
Other income, net                                    110           79
Interest expense                                  (5,326)      (4,520)
                                                --------     --------
Net income (loss)                               $ (1,322)    $  2,391
                                                ========     ========
Net income (loss) per Member unit               $ (1,322)    $  2,391
                                                ========     ========

See accompanying notes.

                       TRANSWESTERN PUBLISHING COMPANY LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                        1999         1998
                                                                      --------     --------
OPERATING ACTIVITIES
Net (loss) income                                                     $ (1,322)    $  2,391
Adjustments  to reconcile net (loss) income to cash provided by operating activities:
    Depreciation and amortization                                        4,149        1,962
    Amortization of deferred debt issuance costs                           317          279
    Provision for doubtful accounts                                      2,805        2,403
    Changes in operating assets and liabilities, excluding the effects of acquisitions:
       Trade receivables                                                (4,116)      (3,324)
       Write-off of doubtful accounts                                   (2,496)      (1,752)
       Recoveries of doubtful accounts                                      93           81
       Deferred directory costs                                           (456)         (72)
       Other current assets                                               (124)        (259)
       Accounts payable                                                    720         (831)
       Accrued liabilities                                              (1,858)         238
       Accrued interest                                                  3,713        1,988
       Customer deposits                                                   153       (1,122)
                                                                      --------     --------
Cash provided by operating activities                                    1,578        1,982

INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements                (238)        (198)
Acquisition of directories                                             (28,251)      (7,807)
Increase in other assets                                                  (131)         (36)
                                                                      --------     --------
Cash used for investing activities                                     (28,620)      (8,041)

FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
    Revolving credit facility                                           20,300        7,300
Repayments of long-term debt
    Revolving credit facility                                           (4,300)      (3,900)
    Senior Term Loan                                                      (435)      (2,000)
                                                                      --------     --------
Cash provided by financing activities                                   15,565        1,400
                                                                      --------     --------
Net decrease in cash                                                   (11,477)      (4,659)
Cash at beginning of period                                             14,067        6,812
                                                                      --------     --------
Cash at end of period                                                 $  2,590     $  2,153

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                $  1,346     $  2,253

See accompanying notes.

                       TRANSWESTERN PUBLISHING COMPANY LLC
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

1.   GENERAL

     The accompanying unaudited consolidated financial statements include the accounts of TransWestern Publishing Company LLC (the Company) and its wholly owned subsidiary, Target Directories of Michigan, Inc. All significant inter-company transactions have been eliminated. The Company is an independent yellow page directory publisher and is a wholly owned subsidiary of TransWestern Holdings L.P. (the "Partnership").

     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year just ended. The 10-K is available on the Internet at http://www.sec.gov.

                       TRANSWESTERN PUBLISHING COMPANY LLC
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

2.   FINANCIAL STATEMENT DETAILS

Property, Equipment and Leasehold Improvements

                                                       MARCH 31,   DECEMBER 31,
                                                        1999           1998
                                                    -----------    -----------
Computer and office equipment....................    $   6,301      $   6,122
Furniture and fixtures...........................        1,674          1,636
Leasehold improvements...........................          330            310
                                                    -----------    -----------
                                                         8,305          8,068
Less accumulated depreciation and amortization...       (5,343)        (5,091)
                                                    -----------    -----------
                                                     $   2,962      $   2,977
                                                    ===========    ===========

Acquired Intangibles

                                                      MARCH 31,    DECEMBER 31,
                                                        1999           1998
                                                    -----------    -----------
Customer Base..................................      $  95,953      $  60,031
Less accumulated amortization..................        (29,493)       (25,545)
                                                    -----------    -----------
                                                     $  66,460      $  34,486
                                                    ===========    ===========

Other Assets

                                                      MARCH 31,   DECEMBER 31,
                                                       1999          1998
                                                    -----------   -----------
Debt issuance costs...............................   $  10,248     $  10,117
Less accumulated amortization.....................      (1,805)       (1,488)
                                                    -----------   -----------
                                                     $   8,443     $   8,629
                                                    ===========   ===========

3.   DIRECTORY ACQUISITIONS

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

                       TRANSWESTERN PUBLISHING COMPANY LLC
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

3.   DIRECTORY ACQUISITIONS (CONTINUED)

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

     Orange Line. On February 15, 1999, we purchased four directories from Call It, Inc. (DBA) for approximately $1.1 million in cash and $0.2 million in cash held in escrow for six months to be released upon the expiration of the representation and warranty period of the purchase agreement. The acquired directories serve the northern Ohio area.

     The acquisitions have been accounted for as asset purchases and accordingly the purchase prices have been allocated to the tangible and intangible assets acquired based on their respective fair values at the date of acquisition, as follows (in thousands):

             Customer List                                        $ 34,260
             Deferred directory costs                                1,380
             Other current and non-current assets                    1,741

     Assuming that the above acquisitions had occurred on the first day of the Company's three month period ended March 31, 1998 the unaudited pro forma results of operations would be as follows:

                                                                Three months ended March 31,
                                                               -----------------------------
                                                                   1999              1998
                                                               ------------      -----------
                                                                         (Unaudited)
           Net revenues.......................................  $31,513            $30,283
           Net income (loss)..................................   (1,322)             1,022

     The above pro forma results give effect to pro forma adjustments for the amortization of acquired intangibles and interest expense on borrowings that would have been required to fund the acquisitions.

                       TRANSWESTERN PUBLISHING COMPANY LLC
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

4.   GUARANTEE

     Target Directories of Michigan, Inc. ("Target"), which is a direct, wholly-owned subsidiary of the Company, fully and unconditionally guaranteed the Company's Series B and Series C 9 5/8% Senior Subordinated Notes due 2007 that were outstanding as of March 31, 1999 on an unsecured senior subordinated basis. Target is the Company's only direct or indirect, other than an inconsequential subsidiary, and it has no debt senior to the Notes. Separate full financial statements and other disclosures concerning Target have not been presented because, in the opinion of management, such information is not material to investors. Target was acquired in July, 1998. Following is summarized financial information concerning Target for the three months ended and as of March 31, 1999:

Statement of Operations:
Net revenues               $    933
Gross profit                    624
Operating income                118
Net income                      (58)

Balance Sheet:
Current assets             $  1,100
Non-current assets            5,430
Current liabilities           1,071
Non-current liabilities         895

5.   SUBSEQUENT EVENTS

     On April 1, 1999, the Company completed the purchase of certain tangible and intangible assets of Yellow Pages of Texas, Inc. ("YPTexas") for a total of
approximately $2.2 million.   YPTexas publishes one directory near Ft Worth,
Texas.

     On April 2, 1999, the Company completed the purchase of certain tangible and intangible assets of Golden State Directory, Corp. ("Golden State") for a total of approximately $5.5 million. Golden State publishes six directories in northern California.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

Overview

     We recognize net revenues from the sale of advertising placed in each directory when the completed directory is distributed. Costs directly related to sales, production, printing and distribution of each directory are capitalized as deferred directory costs and then matched against related net revenues upon distribution. All of our other operating costs are recognized during the period when incurred. As TransWestern continues to acquire or produce more directories, we adjust the publication schedule periodically to accommodate new books. In addition, changes in distribution dates are affected by market and competitive conditions and the staffing level required to achieve the individual directory revenue goals. As a result, we may publish the directories in a month earlier or later than the previous year and related revenues may be recognized in different fiscal quarters from one year to the next. Year to year results depend on both timing and performance factors.

    Notwithstanding significant monthly fluctuation in net revenues recognized based on actual distribution dates of individual directories, our bookings and cash collection activities generally occur at a steady pace throughout the year. As demonstrated in the following table, our quarterly bookings, collection of advance payments and total cash receipts vary less than our net revenues or EBITDA:

                            ---------------------------------------------------------------
                                1998        1998         1998         1998         1999
                            ---------------------------------------------------------------
                            1st Quarter  2nd Quarter  3rd Quarter  4th Quarter  1st Quarter
                              -------      -------      -------      -------      -------
Net revenues ...............  $  26.8      $  28.7      $  29.0      $  24.4      $  31.5
EBITDA (a) .................  $   8.9      $   9.6      $   8.5      $   5.5      $   8.2
Bookings (b) ...............  $  25.0      $  22.8      $  26.8      $  29.3      $  30.7
Advance payments ...........  $  11.5      $  11.5      $  13.3      $  13.9      $  14.4
Total cash receipts (c) ....  $  21.7      $  25.8      $  25.9      $  26.0      $  25.4

(a) "EBITDA" is defined as net income plus interest expense, discretionary contributions to the Company's Equity Compensation Plan (such contributions represent special distributions to the Company's Equity Compensation Plan in connection with refinancing transactions) and depreciation and amortization and is consistent with the definition of EBITDA in the indenture relating to our 9 5/8% Senior Subordinated notes and in our senior credit facility. EBITDA is not a measure of performance under generally accepted accounting principles (GAAP). EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. Our definition of EBITDA may not be comparable to that of other companies.

(b) "Bookings" is defined as the daily advertising orders received from accounts during a given period and generally occur at a steady pace throughout the year.

(c) Includes both advance payments and collections of accounts receivable.

RESULTS OF OPERATIONS

    The following table summarizes our results of operations as a percentage of revenue for the periods indicated:

                                                      THREE MONTHS
                                                     ENDED MARCH 31,
                                               --------------------------
                                                  1999             1998
                                               ---------        ---------
          Net revenues ..................          100.0%           100.0%
          Cost of revenues ..............           19.4             18.4
                                               ---------        ---------
          Gross profit ..................           80.6             81.6
          Sales and marketing ...........           43.8             39.1
          General and administrative ....           24.5             17.0
                                               ---------        ---------
          Income from operations ........           12.3%            25.5%
                                               =========        =========
          EBITDA Margin (a), (b) ........           26.0%            33.2%
                                               =========        =========

(a)  For a definition of "EBITDA" see the immediately preceding section.

(b) "EBITDA Margin" is defined as EBITDA as a percentage of net revenues. Management believes that EBITDA margin also provides a valuable indication of the Company's ability to generate cash flows available for debt service.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED
     MARCH 31, 1998

     Net revenues increased $4.7 million, or 17.8%, from $26.8 million in the three months ended March 31, 1998 to $31.5 million in the same period in 1999. We published 43 directories in the three months ended March 31, 1999 compared to 39 in the same period in 1998. The net revenue growth was due to $5.2 million from eight new directories, $2.4 million from four directories for which the publication date moved into the period and; growth in the same 31 directories published during both periods of $1.4 million; offset by $4.3 million of net revenues associated with eight directories published in the three months ended March 31, 1998 but not in the same period in 1999.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, our same book revenue growth for the 31 directories published in both periods was 6.4%.

     Cost of revenues increased $1.2 million, or 23.9%, from $4.9 million in the three months ended March 31, 1998 to $6.1 million in the same period in 1999. The increase was the result of $1.4 million of costs associated with eight new directories published in the three months ended March 31, 1999, and $0.4 million in costs associated with four directories published in the three months ended March 31, 1999, but not in the same period in 1998; offset by $0.8 million of costs associated with eight directories published during the three months ended March 31, 1998, but not in the same period in 1999. Production support costs increased $0.2 million in the three months ended March 31, 1999 due to the directories acquired since the first quarter of 1998.

     As a result of the above, gross profit increased $3.6 million, or 16.4%, from $21.8 million in the three months ended March 31, 1998 to $25.4 million in the same period in 1999. Gross margin decreased from 81.6% in the three months ended March 31, 1998 to 80.6% in the same period in 1999 as a result of higher direct costs on newly acquired directories.

     Selling and marketing expenses increased $3.3 million, or 31.8%, from $10.5 million in the three months ended March 31, 1998 to $13.8 million in the same period in 1999. The increase was attributable to increases of $1.6 million in sales support costs, $1.3 million in direct sales costs and $0.4 million in provision for bad debt (which was consistent with the increase in net revenues).

     Of the increase in sales support costs of $1.6 million, $0.9 million was due to sales offices acquired since the first quarter of 1998 and $0.7 million was due to the reorganization of the sales management structure in May
1998. The increase in direct sales costs of $1.3 million was as follows:
$1.4 million of additional costs were for the eight new directories, $0.5 million for four directories moving into the period, and $0.4 million of higher costs associated with the 31 same directories; offset by $1.0 million of costs associated with eight directories that published in the three months ended March 31, 1998 but not in the same period in 1999. Direct sales costs as a percentage of revenue for the same 31 directories published during both periods decreased from 15.9% to 14.8% in the three months ended March 31 1999 compared to the same period in 1998.

     General and administrative expense increased $3.2 million, or 70.1%, from $4.5 million for the three months ended March 31, 1998 to $7.7 million for the same period in 1999. The increase is due to: amortization of acquired customer base and other intangibles of $2.2 million and an increase in incentive compensation costs and increases in other professional service costs totaling $1.0 million.

     As a result of the above factors, income from operations decreased $2.9 million, or 43.0%, from $6.8 million in the three months ended March 31, 1998 to $3.9 million in the same period in 1999. Income from operations as a percentage of net revenues decreased from 25.5% in the three months ended March 31, 1998 to 12.3% in the same period in 1999.

     Interest expense increased $0.8 million, or 17.8%, from $4.5 million in the three months ended March 31, 1998 to $5.3 million in the same period in 1999 due to higher levels of debt.

     As a result of the above factors, net income decreased $3.7 million, or 155.3%, from income of $2.4 million in the three months ended March 31, 1998 to a loss of $1.3 million in the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $1.6 million in the three months ended March 31, 1999 compared to $2.0 million provided in the same period in 1998, exclusive of the effects of acquired directories. The decrease in cash provided by operations resulted primarily due to lower net income, net of adjustments to reconcile net income to cash provided by operating activities in the three months ended March 31, 1999 compared to the same period in the prior year.

     Customer deposits (advance payments) have continued to improve over the past four quarters and is attributed to both higher volume of net revenues and our efforts to collect more cash at contract closing to reduce our exposure to uncollectable accounts.

     Net cash used by investing activities was $28.6 million in the three months ended March 31, 1999 as compared to $8.0 million in the same period in 1998. Investing activities consist primarily of cash used to acquire directories. In the three months ended March 31, 1999 $28.3 million was spent compared to $7.8 million in the same period in the prior year. The prior year's acquisition consisted of Mast Advertising and Publishing, Inc. which was acquired for total consideration of $8.4 million. The Mast directories serve Nashville, Tennessee and the surrounding area, Northern Ohio and Southern Michigan. Acquisitions made in the three months ended March 31, 1999 are discussed in note 3 of the financial statements included in this Form 10-Q.

     Net cash provided by financing activities was $15.6 million in the three months ended March 31, 1999 as compared to $1.4 million in the same period in 1998. These borrowings were attributable to the funding of acquisitions during the quarters.

     In connection with the recapitalization of our company in October 1997, we incurred significant debt. As of March 31, 1999 we had total outstanding long term indebtedness of $231 million, including $140 million of Series B and C 9 5/8% Senior Subordinated Notes due 2007, and $66 million of outstanding borrowings under the senior credit facility, which ranks senior to the Series B and C notes. Of the $40.0 million senior credit facility, $16.0 million was borrowed and $24.0 million was available at March 31, 1999.

     In May, 1999 we will be required to make a semiannual interest payment of $6.7 million on our Series D 9 5/8% Senior Subordinated Notes (which were exchanged for our Series B and Series C Notes in April 1999). Another similar payment is due later in the year.

     Our principal sources of funds are cash flows from operating activities and available funds under our revolving credit facility. Based upon the successful implementation of management's business and operating strategy, we believe that these funds will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations, including the payment of principal and interest on our notes, as well as to provide funds for our working capital, capital expenditures and other needs. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. There can be no assurance that such sources of funds will be adequate and that we will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, we may require additional capital to fund future acquisitions and there can be no assurance that such capital will be available.

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

     In addition to applications and information technology hardware, we are developing remediation/contingency plans for certain business critical systems such as: embedded systems, facilities and other operations, such as financial and banking systems.

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

     We estimate that total Y2K costs will be approximately $0.7 million. Y2K costs incurred by the end of the first quarter of 1999 were approximately $0.5 million. Management intends to periodically refine these estimates over time as it continues to assess and develop alternatives. There can be no assurance, however, that there will not be a delay in or increased costs associated with, the programs described in this section.

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

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10Q contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. When used in this Quarterly Report on Form 10Q, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to our company are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Important factors that could affect our results include, but are not limited to, (i) our high level of indebtedness; (ii) the restrictions imposed by the terms of our indebtedness; (iii) the turnover rate amongst our account executives;
(iv) the variation in our quarterly results; (v) risks related to the fact that a large portion of our sales are to small, local businesses; (vi) our dependence on certain key personnel; (vii) risks related to the acquisition and start-up of directories; (viii) risks related to substantial competition in our markets; (ix) risks related to changing technology and new product developments; (x) the effect of fluctuations in paper costs;(xi) the sensitivity of our business to general economic conditions; and
(xii) risks related to the success of our Year 2000 remediation efforts.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not applicable

PART II.  OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

           Not applicable

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)  Exhibit Index
                27.1 Consolidated Financial Data Schedule

           (B)  Reports on Form 8-k.

                (1) On January 14, 1999 TransWestern filed a report on form 8-K reporting pursuant to Item 2 thereof that on January 5, 1999, the Company acquired 14 directories (and related accounts receivable) in Texas from United Directory Services, Inc.

                (2) On February 16, 1999 TransWestern filed a report on form
                    8-K reporting pursuant to:

                        Item 7. Financial Statements and Exhibits. TransWestern filed the required financial statements for the assets acquired from Universal Phone Books, Inc. as reported on our 8-K filed November 30, 1998 and the required pro forma financial information.

                (3) On March 9, 1999 TransWestern filed a report on form 8-K reporting pursuant to:

                        Item 7. Financial Statements and Exhibits. TransWestern filed the required financial statements for the assets acquired from United Directory Services, Inc. as reported on form 8-K filed January 14, 1999 and the required pro forma financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on May 12, 1999 on their behalf by the undersigned thereunto duly authorized.

                                    TRANSWESTERN PUBLISHING COMPANY LLC
                                                 (Registrant)

                              BY:  TransWestern Communications Company, Inc.
                                                   (Manager)


                              BY:         /s/ Ricardo Puente
                                --------------------------------------------
                                    Name:   Ricardo Puente
                                    Title:  President, Chief Executive Officer
                                            and Director

                              BY:              /s/ Joan Fiorito
                                --------------------------------------------
                                    Name:   Joan Fiorito
                                    Title:  Vice President, Chief Financial
                                            Officer and Assistant Secretary
                                            (Principal Financial and Accounting
                                            Officer)