Form 10-Q
period 2000-03-31
TRANSWESTERN PUBLISHING CO LLC
filed 2000-05-11
CIK 1050934

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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


                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
              December 31, 1999                                              3

          Consolidated Statements of Operations for the Three Months Ended
              March 31, 2000 (unaudited) and 1999 (unaudited)                4

          Consolidated Statements of Cash Flows for the Three
              Months Ended March 31, 2000 (unaudited) and 1999 (unaudited)   5

          Notes to Unaudited Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                         10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 14

Item 2.   Changes in Securities                                             14

Item 3.   Defaults upon Senior Securities                                   14

Item 4.   Submission of Matters to a Vote of Security Holders               14

Item 5.   Other Information                                                 15

Item 6.   Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                  16


                       TRANSWESTERN PUBLISHING COMPANY LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          MARCH 31,    DECEMBER 31,
                                                                             2000            1999
                                                                          ---------       ---------
                                                                         (UNAUDITED)
ASSETS

Current assets:
   Cash                                                                   $   2,042       $   1,167
   Trade receivable, (less allowance for doubtful accounts of $10,463
     at March 31, 2000 and $10,394 at December 31, 1999)                     35,526          36,188
   Deferred directory costs                                                  10,731          10,037
   Other current assets                                                       1,047           1,191
                                                                          ---------       ---------
          Total current assets                                               49,346          48,583

Non-current assets:
   Property, equipment and leasehold improvements, net                        3,330           3,423
   Acquired intangibles, net                                                 90,019          85,879
   Other assets, primarily debt issuance costs, net                           8,125           8,450
                                                                          ---------       ---------
          Total non-current assets                                          101,474          97,752
                                                                          ---------       ---------
Total assets                                                              $ 150,820       $ 146,335
                                                                          =========       =========

LIABILITIES AND MEMBER DEFICIT

Current liabilities:
   Accounts payable                                                       $   7,147       $   8,322
   Salaries and benefits payable                                              3,781           5,735
   Accrued acquisition costs                                                  3,202           4,915
   Accrued interest                                                           5,477           2,131
   Other accrued liabilities                                                  1,005             996
   Customer deposits                                                         17,835          16,313
   Current portion, long-term debt                                            1,741           1,741
                                                                          ---------       ---------
          Total current liabilities                                          40,188          40,153

Long-term debt:
   Series D 9 5/8% Senior Subordinated Notes                                141,532         141,583
   Senior Credit Facility                                                    63,986          64,422
   Revolving loan                                                            49,800          40,100
   Acquisition payables                                                       4,420           4,910
                                                                          ---------       ---------
          Total long-term debt                                              259,738         251,015
                                                                          ---------       ---------
Member deficit                                                             (149,106)       (144,833)
                                                                          ---------       ---------
Total liabilities and member deficit                                      $ 150,820       $ 146,335
                                                                          =========       =========

See accompanying notes.

                       TRANSWESTERN PUBLISHING COMPANY LLC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (unaudited, in thousands)


                                                  THREE MONTHS ENDED
                                                       MARCH 31
                                                ---------------------
                                                  2000         1999
                                                --------     --------
Net revenue                                     $ 34,936     $ 31,513
Cost of revenues                                   7,004        6,106
                                                --------     --------
Gross profit                                      27,932       25,407

Operating expenses:
   Sales and marketing                            15,708       13,785
   General and administrative                     10,306        7,728
                                                --------     --------
Total operating expenses                          26,014       21,513
                                                --------     --------
Income from operations                             1,918        3,894
Other income, net                                     10          110
Interest expense                                  (6,201)      (5,326)
                                                --------     --------
Net loss                                        $ (4,273)    $ (1,322)
                                                ========     ========
Net loss per Member unit                        $ (4,273)    $ (1,322)
                                                ========     ========

See accompanying notes.

                       TRANSWESTERN PUBLISHING COMPANY LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                        2000         1999
                                                                      --------     --------
OPERATING ACTIVITIES
Net loss                                                              $ (4,273)    $ (1,322)
Adjustments to reconcile net loss to cash provided by
operating activities:
    Depreciation and amortization                                        6,385        4,149
    Amortization of deferred debt issuance costs                           325          317
    Provision for doubtful accounts                                      3,510        2,805
    Changes in operating assets and liabilities, excluding the effects of acquisitions:
       Trade receivables                                                   293       (4,116)
       Write-off of doubtful accounts                                   (3,440)      (2,496)
       Recoveries of doubtful accounts                                     299           93.
       Deferred directory costs                                           (694)        (456)
       Other current assets                                                144         (124)
       Accounts payable                                                 (1,175)         720.
       Accrued liabilities                                              (3,658)      (1,858)
       Accrued interest                                                  3,346        3,713
       Customer deposits                                                 1,522          153
                                                                      --------     --------
Cash provided by operating activities                                    2,584        1,578

INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements                (215)        (238)
Acquisition of directories                                             (10,044)     (28,251)
Increase in other assets                                                  (714)        (131)
                                                                      --------     --------
Cash used for investing activities                                     (10,973)     (28,620)

FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
    Revolving credit facility                                           14,200       20,300.
Repayments of long-term debt
    Revolving credit facility                                           (4,500)      (4,300)
    Senior Term Loan                                                      (436)        (435)
                                                                      --------     --------
Cash provided by financing activities                                    9,264       15,565
                                                                      --------     --------
Net increase (decrease) in cash                                            875      (11,477)
Cash at beginning of period                                              1,167       14,067
                                                                      --------     --------
Cash at end of period                                                 $  2,042     $  2,590
									   ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                $  2,490     $  1,346
        		                                                ========     ========

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

     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1999. The 10-K is available on the Internet at http://www.sec.gov.

                       TRANSWESTERN PUBLISHING COMPANY LLC
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

2.   FINANCIAL STATEMENT DETAILS

Property, Equipment and Leasehold Improvements

                                                       MARCH 31,   DECEMBER 31,
                                                        2000           1999
                                                    -----------    -----------
Computer and office equipment....................    $   7,543      $   7,342
Furniture and fixtures...........................        1,802          1,789
Leasehold improvements...........................          431            430
                                                    -----------    -----------
                                                         9,776          9,561
Less accumulated depreciation and amortization...       (6,446)        (6,138)
                                                    -----------    -----------
                                                     $   3,330      $   3,423
                                                    ===========    ===========

Acquired Intangibles

                                                      MARCH 31,    DECEMBER 31,
                                                        2000           1999
                                                    -----------    -----------
Customer Base..................................      $ 136,402      $ 128,074
Non compete and licensing agreements                     4,100          2,160
				                      -----------    -----------
Less accumulated amortization..................        (50,483)       (44,355)
                                                    -----------    -----------
  Acquired intangibles, net                          $  90,019      $  85,879
                                                    ===========    ===========

Other Non-Current Assets

                                                      MARCH 31,   DECEMBER 31,
                                                       2000          1999
                                                    -----------   -----------
Debt issuance costs...............................   $  10,744     $  10,744
Less accumulated amortization.....................      (3,119)       (2,794)
                                                    -----------   -----------
  Debt issuance costs, net                           $   7,625     $   7,950
Investment in Eversave, carried at cost                    500           500
                                                    -----------   -----------
Other Assets, net                                        8,125     $   8,450
                                                    ===========   ===========

3. DIRECTORY ACQUISITIONS

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

     Direct Media Corp. On February 15, 2000 we purchased certain tangible and intangible assets of Direct Media Corp. for a total of $3.4 million in cash. Direct media publishes eight directories serving southeastern Georgia and the northeastern Florida area. Also included in the purchase are the rights to publish a new directory in Georgia that has not yet been published.

The acquisitions have been accounted for as asset purchases and accordingly the purchase prices have been allocated to the tangible and intangible assets acquired based on their respective fair values at the date of acquisition, as follows (in thousands):

             Customer List                                        $  8,460
             Non-compete                                             2,940
             Deferred directory costs                                  115
             Other current and non-current assets                      294

     Assuming that the above acquisitions had occurred on the first day of the Company's three month period ended March 31, 2000 and March 31, 1999 the unaudited pro forma results of operations would be as follows:

                                                                Three months ended March 31,
                                                               -----------------------------
                                                                   2000              1999
                                                               ------------      -----------
                                                                         (Unaudited)
           Net revenues.......................................  $34,936            $32,320
           Net loss.................................               (4,445)            (1,911)

     The above pro forma results give effect to pro forma adjustments for the revenue, the amortization of acquired intangibles and interest expense on borrowings that would have been required to fund the acquisitions.

                       TRANSWESTERN PUBLISHING COMPANY LLC
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

4.   GUARANTEE

     Target Directories of Michigan, Inc. ("Target"), which is wholly-owned by the Company, fully and unconditionally guaranteed the Company's outstanding 9 5/8% Series D Senior Subordinated Notes due 2007 on an unsecured senior subordinated basis. Target is the Company's only consolidated operating subsidiary, other than an inconsequential subsidiary which is a co-issuer of such notes, and has no debt senior to such notes. Separate full financial statements and other disclosures concerning Target have not been presented because, in the opinion of management, such information is not material or meaningful to investors. Target was acquired in July, 1998. Following is summarized financial information concerning Target.

						       Three months ended March 31,
							---------------------------
					                  2000              1999						                              ----------         --------
                                                              (Unaudited)
Statement of Operations:
Net revenues 					          $976                 $933
Gross profit                                            869                  824
Operating income (loss)                                  36	                 (45)
Net loss                                                (54)                (113)
								   March 31,
                                                        2000              1999
Balance Sheet:                                       ----------         --------
Current assets                                         $843               $1,100
Non-current assets                                    4,141                5,430
Current liabilities                                     524                1,071
Non-current liabilities                                   -                  895

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

Overview

     We recognize net revenues from the sale of advertising placed in each directory when the completed directory is distributed. Costs directly related to sales, production, printing and distribution of each directory are capitalized as deferred directory costs and then matched against related net revenues upon distribution. All of our other operating costs are recognized during the period when incurred. As the number of directories increase, the publication schedule is periodically adjusted to accommodate new books.
In addition, changes in distribution dates are affected by market and competitive conditions and the staffing level required to achieve the individual directory revenue goals. As a result, our directories may be published in a month earlier or later than the previous year which may move recognition of related revenues from one fiscal quarter or year to another. Year to year results depend on both timing and performance factors.

    Notwithstanding significant monthly fluctuation in net revenues recognized based on actual distribution dates of individual directories, our bookings and cash collection activities generally occur at a steady pace throughout the year. The table below demonstrates that quarterly bookings, collection of advance payments and total cash receipts, which includes both advance payments and collections of accounts receivable, vary less than our net revenues or
EBITDA:

                            ---------------------------------------------------------------
                                1999        1999         1999         1999         2000
                            ---------------------------------------------------------------
                            1st Quarter  2nd Quarter  3rd Quarter  4th Quarter  1st Quarter
                              -------      -------      -------      -------      -------
Net revenues ...............  $  31.5      $  34.1      $  38.2      $  42.6      $  34.9
EBITDA (a) .................  $   8.2      $  11.0      $  12.0      $  15.5      $   8.5
Bookings (b) ...............  $  28.6      $  32.1      $  37.8      $  35.1      $  34.9
Advance payments ...........  $  14.4      $  15.7      $  17.6      $  18.7      $  17.0
Total cash receipts (c) ....  $  25.4      $  28.3      $  32.6      $  34.6      $  34.3

(a) "EBITDA" is defined as income (loss) before extraordinary item plus interest expense, and depreciation and amortization and is consistent with the definition of EBITDA in the indentures relating to the company's notes and in the company's senior credit facility. EBITDA is not a measure of performance under generally accepted accounting principles (GAAP). EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. The company's definition of EBITDA may not be comparable to that of other companies.

(b) "Bookings" is defined as the daily advertising orders received from accounts during a given period and generally occur at a steady pace throughout the year. Bookings generated by predecessor owners of acquired directories are excluded.

(c) Total cash receipts includes both advance payments and collections of accounts receivable.

RESULTS OF OPERATIONS

    The following table summarizes our results of operations as a percentage of revenue for the periods indicated:

                                                      THREE MONTHS
                                                     ENDED MARCH 31,
                                               --------------------------
                                                  2000             1999
                                               ---------        ---------
          Net revenues ..................          100.0%           100.0%
          Cost of revenues ..............           20.0             19.4
                                               ---------        ---------
          Gross profit ..................           80.0             80.6
          Sales and marketing ...........           45.0             43.8
          General and administrative ....           29.5             24.5
                                               ---------        ---------
          Income from operations ........            5.5%            12.3%
                                               =========        =========
          EBITDA Margin (a), (b) ........           24.3%            26.0%
                                               =========        =========

(a)  For a definition of "EBITDA" see the immediately preceding section.

(b) "EBITDA Margin" is defined as EBITDA as a percentage of net revenues. Management believes that EBITDA margin provides a valuable indication of the company's ability to generate cash flows available for debt service.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED
     MARCH 31, 1999

     Net revenues increased $3.4 million, or 10.9%, from $31.5 million in the three months ended March 31, 1999 to $34.9 million in the same period in 2000. We published 51 directories in the three months ended March 31, 2000 compared to 43 in the same period in 1999. The net revenue growth was due to $3.7 million from nine new directories, $5.3 million from nine directories for which the publication date moved into the period and growth in the same 33 directories published during both periods of $1.8 million; offset by $7.4 million of net revenues associated with ten directories published in the three months ended March 31, 1999 but not in the same period in 2000.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, our same book revenue growth for the 33 directories published in both periods was 7.6%.

     Cost of revenues increased $0.9 million, or 14.7%, from $6.1 million in the three months ended March 31, 1999 to $7.0 million in the same period in 2000. The increase was the result of $1.1 million of costs associated with nine new directories published in the three months ended March 31, 2000, and $1.1 million in costs associated with nine directories published in the three months ended March 31, 2000, but not in the same period in 1999; offset by $1.5 million of costs associated with ten directories published during the three months ended March 31, 1999, but not in the same period in 2000. Production support costs increased $0.2 million in the three months ended March 31, 2000 due to the directories acquired over the past twelve months.

     As a result of the above, gross profit increased $2.5 million, or 9.9%, from $25.4 million in the three months ended March 31, 1999 to $27.9 million in the same period in 2000. Gross margin decreased from 80.6% in the three months ended March 31, 1999 to 80.0% in the same period in 2000 as a result of higher direct costs on newly acquired directories.

     Selling and marketing expenses increased $1.9 million, or 13.9%, from $13.8 million in the three months ended March 31, 1999 to $15.7 million in the same period in 2000. The increase was attributable to increases of $0.5 million in sales support costs, $0.9 million in direct sales costs and $0.7 million in provision for bad debt (which was consistent with the increase in net revenues), offset by an increase in recovered bad debts of $0.2 million.

     Of the increase in sales support costs of $0.5 million, $0.3 million was due to sales offices acquired since the first quarter of 1999 and $0.2 million was due to general increase in costs associated with personnel and other costs associated with our field sales offices. The increase in direct sales costs of $0.9 million was as follows: $0.9 million of additional costs were for the nine new directories, $1.3 million for nine directories moving into the period, and $0.2 million of higher costs associated with the 33 same directories; offset by $1.5 million of costs associated with ten directories that published in the three months ended March 31, 1999 but not in the same period in 2000. Direct sales costs as a percentage of revenue for the same 33 directories published during both periods decreased from 21.1% to 20.6% in the three months ended March 31, 2000 compared to the same period in 1999.

     General and administrative expense increased $2.6 million, or 33.4%, from $7.7 million for the three months ended March 31, 1999 to $10.3 million for the same period in 2000. The increase is due to: amortization of acquired customer base and other intangibles of $2.2 million, an increase in depreciation of fixed assets of $0.1 million, an increase in incentive compensation costs of $0.5 million offset by a decrease in professional service costs of $0.2 million.

     As a result of the above factors, income from operations decreased $2.0 million, or 50.7%, from $3.9 million in the three months ended March 31, 1999 to $1.9 million in the same period in 2000. Income from operations as a percentage of net revenues decreased from 12.4% in the three months ended March 31, 1999 to 5.5% in the same period in 2000.

     Interest expense increased $0.9 million, or 16.4%, from $5.3 million in the three months ended March 31, 1999 to $6.2 million in the same period in 2000 due to higher rates of interest paid as a result of increases in Prime and LIBOR rates as well as higher levels of debt.

     As a result of the above factors, net income decreased $3.0 million, or 223.2%, from a loss of $1.3 million in the three months ended March 31, 1999 to a loss of $4.3 million in the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $2.6 million in the three months ended March 31, 2000 compared to $1.6 million provided in the same period in 1999. The increase in cash provided by operations was primarily due to higher collections of accounts receivable.

     Net cash used by investing activities was $11.0 million in the three months ended March 31, 2000, as compared to $28.6 million in the same period in 1999. Investing activities consist primarily of cash used to acquire directories. In the three months ended March 31, 2000 $10.0 million was spent compared to $28.3 million in the same period in the prior year. Acquisitions made in the three months ended March 31, 2000 are discussed in note 3 of the financial statements included in this Form 10-Q.

     Net cash provided by financing activities was $9.3 million in the three months ended March 31, 2000 as compared to $15.6 million in the same period in 1999. These amounts are borrowings for acquisitions during the quarters, and decreased as a result of fewer acquisition during the three months ended March 31, 2000.

     In connection with the recapitalization of our company in October 1997, we incurred significant debt. As of March 31, 2000 we had total outstanding long term indebtedness of $259.7 million, including $140 million of Series D 9 5/8% Senior Subordinated Notes due 2007, (excluding unamortized premium), and $64.0 million of outstanding borrowings under the senior credit facility, $49.8 million of outstanding borrowings under the revolving loan facility, $4.4 million in acquisition related debt, all of which rank senior to the Series D notes. As of March 31, 2000 the company had $20.2 million of additional borrowing availability under its senior credit facility.

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

YEAR 2000
Although we have not experienced any Year 2000 ("Y2K") problems to date, we cannot assure that unforeseen complications will not arise or that third parties on which the company relies in its day to day operations will have adequately remedied against potential Y2K complications. If computer systems used by us or our suppliers, the performance of products provided to us by our suppliers, or the software applications we use to produce our products fail or experience significant difficulties related to Y2K, our results of operations and financial condition could be materially adversely affected.

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10Q contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. When used in this Quarterly Report on Form 10Q, the words "anticipate," "believe," "estimate," "expect," "intends" and similar expressions, as they relate to our company are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Important factors that could affect our results include, but are not limited to, (i) our high level of indebtedness; (ii) the restrictions imposed by the terms of our indebtedness; (iii) the turnover rate amongst our account executives;
(iv) the variation in our quarterly results; (v) risks related to the fact that a large portion of our sales are to small, local businesses; (vi) our dependence on certain key personnel; (vii) risks related to the acquisition and start-up of directories; (viii) risks related to substantial competition in our markets; (ix) risks related to changing technology and new product developments; (x) the effect of fluctuations in paper costs; (xi) the sensitivity of our business to general economic conditions.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate risk in connection with the term loan and and the revolving loans outstanding under our senior credit facility, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. As of March 31, 2000 there was approximately $64.0 million outstanding under the term loan (at an interest rate of 8.25% at such time) and $49.8 million outstanding under the revolving loans (at the LIBOR rate of 8.0% at such time). Based on such balances, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $1.1 million on an annual basis. We do not attempt to mitigate this risk through hedging transactions. All of our sales are denominated in U.S. dollars, thus we are not subject to any foreign currency exchange risks.

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

ITEM 5.    OTHER INFORMATION

           None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)  Exhibit Index
                27.1 Consolidated Financial Data Schedule

           (B)  Reports on Form 8-K.
                None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 10, 2000 on its behalf by the undersigned thereunto duly authorized.

                                    TRANSWESTERN PUBLISHING COMPANY LLC
                                                 (Registrant)

                              BY:  TransWestern Communications Company, Inc.
                                                   (Manager)


                              BY:         /s/ Ricardo Puente
                                --------------------------------------------
                                    Name:   Ricardo Puente
                                    Title:  President, Chief Executive Officer
                                            and Director (Principal Executive
                                            Officer)

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