Form 10-Q
period 2000-09-30
TRANSWESTERN PUBLISHING CO LLC
filed 2000-10-31
CIK 1050934

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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


                                                                          PAGE
                                                                          ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 2000 (unaudited)
              and December 31, 1999                                          3

          Unaudited Consolidated Statements of Operations for the Three and
              Nine Months Ended September 30, 2000 and 1999                  4

          Unaudited Consolidated Statements of Cash Flows for the Nine
              Months Ended September 30, 2000 and 1999                       5

          Notes to Unaudited Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                         10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        15

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 15

Item 2.   Changes in Securities and Use of Proceeds                         15

Item 3.   Defaults upon Senior Securities                                   15

Item 4.   Submission of Matters to a Vote of Security Holders               15

Item 5.   Other Information                                                 16

Item 6.   Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                  17


                       TRANSWESTERN PUBLISHING COMPANY LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                        September 30,    DECEMBER 31,
                                                                             2000            1999
                                                                          ---------      -----------
                                                                         (UNAUDITED)
ASSETS

Current assets:
   Cash                                                                   $   1,815       $   1,167
   Trade receivables, (less allowance for doubtful accounts of $8,426
     at Sept. 30, 2000 and $10,394 at December 31, 1999)                     40,201          36,188
   Deferred directory costs                                                  13,500          10,037
   Other current assets                                                       1,319           1,191
                                                                          ---------       ---------
          Total current assets                                               56,835          48,583

Non-current assets:
   Property, equipment and leasehold improvements, net                        4,344           3,423
   Acquired intangibles, net                                                 97,243          85,879
   Other assets, primarily debt issuance costs, net                           8,328           8,450
                                                                          ---------       ---------
          Total non-current assets                                          109,915          97,752
                                                                          ---------       ---------
Total assets                                                              $ 166,750       $ 146,335
                                                                          =========       =========

LIABILITIES AND MEMBER DEFICIT

Current liabilities:
   Accounts payable                                                       $   8,846       $   8,322
   Salaries and benefits payable                                              4,906           5,735
   Accrued acquisition costs                                                  2,892           4,915
   Accrued interest                                                           6,161           2,131
   Other accrued liabilities                                                  1,044             996
   Customer deposits                                                         22,184          16,313
   Current portion, long-term debt                                            1,941           1,741
                                                                          ---------       ---------
          Total current liabilities                                          47,974          40,153

Long-term debt:
   Series D 9 5/8% Senior Subordinated Notes                                141,431         141,583
   Senior credit facility                                                    63,114          64,422
   Term B loan                                                               39,800             -0-
   Revolving loan                                                            24,200          40,100
   Acquisition and other payables                                             1,595           4,910
                                                                          ---------       ---------
          Total long-term debt                                              270,140         251,015
                                                                          ---------       ---------
Member deficit                                                             (151,364)       (144,833)
                                                                          ---------       ---------
Total liabilities and member deficit                                      $ 166,750       $ 146,335
                                                                          =========       =========

See accompanying notes.

                               TRANSWESTERN PUBLISHING COMPANY LLC
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited, in thousands)


                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                ---------------------    ---------------------
                                                  2000         1999        2000         1999
                                                --------     --------    --------     --------
Net revenue                                     $ 43,117     $ 38,231    $116,611     $103,880
Cost of revenue                                    8,436        7,232      22,490       19,313
                                                --------     --------    --------     --------
Gross profit                                      34,681       30,999      94,121       84,567

Operating expenses:
   Sales and marketing                            18,155       15,409      49,718       43,060
   General and administrative                     11,400        8,814      32,015       24,600
                                                --------     --------    --------     --------
Total operating expenses                          29,555       24,223      81,733       67,660
                                                --------     --------    --------     --------
Income from operations                             5,126        6,776      12,388       16,907
Other income, net                                    239           97         517          305
Interest expense                                  (6,762)      (5,594)    (19,194)     (16,855)
                                                --------     --------    --------     --------
Net income (loss) before taxes                    (1,397)    $  1,279    $ (6,289)    $    357
Tax expense                                          129          225         241          232
                                                --------     --------    --------     --------
Net income (loss)                               $ (1,526)    $  1,054    $ (6,530)    $    125
                                                ========     ========    ========     ========
Net income (loss) per Member unit               $ (1,526)    $  1,054    $ (6,530)    $    125
                                                ========     ========    ========     ========

See accompanying notes.

                       TRANSWESTERN PUBLISHING COMPANY LLC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        2000         1999
                                                                      --------     --------
OPERATING ACTIVITIES
Net income, (loss)                                                    $ (6,530)    $    125
Adjustments to reconcile net income, (loss) to cash provided by operating activities:
    Depreciation and amortization                                       20,390       13,844
    Amortization of deferred debt issuance costs                           868          944
    Provision for doubtful accounts                                     11,434        9,154
    Changes in operating assets and liabilities:
       Trade receivables                                                (2,934)      (8,940)
       Write-off of doubtful accounts                                  (13,402)     (10,348)
       Recoveries of doubtful accounts                                     888          654
       Deferred directory costs                                         (3,463)         442
       Other current assets                                               (128)        (532)
       Accounts payable                                                   (305)       2,806
       Accrued liabilities                                              (1,975)      (3,416)
       Accrued interest                                                  4,030        3,906
       Customer deposits                                                 5,871         (965)
                                                                      --------     --------
Cash provided by operating activities                                   14,744        7,674

INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements              (1,826)        (576)
Acquisition of directories                                             (30,626)     (39,454)
Increase in other assets                                                (1,121)        (233)
                                                                      --------     --------
Cash used for investing activities                                     (33,573)     (40,263)

FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
    Revolving credit facility                                           49,500       47,700
    Term B loan                                                         40,000         -0-
Repayments of long-term debt:
    Revolving credit facility                                          (65,400)     (24,700)
    External debt                                                       (3,315)      (1,965)
    Senior term loan                                                    (1,308)      (1,307)
                                                                      --------     --------
Cash provided by financing activities                                   19,477       19,728
                                                                      --------     --------
Net increase (decrease) in cash                                            648      (12,861)
Cash at beginning of period                                              1,167       14,067
                                                                      --------     --------
Cash at end of period                                                 $  1,815        1,206
                                                                      ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                $ 14,211     $ 12,156
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

                       TRANSWESTERN PUBLISHING COMPANY LLC
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

2.   FINANCIAL STATEMENT DETAILS

Property, Equipment and Leasehold Improvements


                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        2000           1999
                                                    -----------    -----------
Computer and office equipment                        $   8,880      $   7,342
Furniture and fixtures                                   1,879          1,789
Leasehold improvements                                     445            430
Building                                                   183             -0-
                                                    -----------    -----------
                                                        11,387          9,561
Less accumulated depreciation and amortization          (7,043)        (6,138)
                                                    -----------    -----------
  Net property, equipment, and leasehold             $   4,344      $   3,423
                                                    ===========    ===========

Acquired Intangibles


                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        2000           1999
                                                    -----------    -----------
Customer Base                                        $ 155,565     $  128,074
Non-compete and licensing agreements                     5,519          2,160
                                                    -----------    -----------
                                                       161,084        130,234
Less accumulated amortization                          (63,841)       (44,355)
                                                    -----------    -----------
  Acquired intangibles, net                          $  97,243      $  85,879
                                                    ===========    ===========

Other Assets


                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       2000           1999
                                                    -----------   -----------
Debt issuance costs                                  $  11,642     $  10,744
Less accumulated amortization                           (3,814)       (2,794)
                                                    -----------   -----------
  Debt issuance costs, net                           $   7,828     $   7,950
Investment in Eversave, carried at cost                    500           500
                                                    -----------   -----------
Other Assets, net                                    $   8,328     $   8,450
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

     E&L Han Publishing. On July 7, 2000, we purchased certain tangible and intangible assets of E&L Han Publishing for a total of $0.3 million. E&L Han published one directory in Central California.

     New York Times. On July 18, 2000, we purchased certain tangible and intangible assets of The New York Times Company for a total of $16.6 million. The New York Times Company publishes 9 directories in Florida and Louisiana. As part of the acquisition, we assumed certain liabilities of The New York Times Company totaling approximately $0.3 million.

     America West Publishing. On July 18, 2000, we purchased certain tangible and intangible assets of America West Publishing for a total of $1.3 million. We acquired 2 directories published by America West Publishing in the Central California area.

            American Directories. On September 1, 2000, we purchased certain tangible and intangible assets of America Directories for a total of $2.5 million. We acquired 5 directories published by American Directories in the Central California area.

     The acquisitions have been accounted for as asset purchases and accordingly the purchase prices have been allocated to the tangible and intangible assets acquired based on their respective fair values at the dates of acquisition, as follows (in thousands):

             Customer List                                        $ 27,491
             Non-compete                                             3,135
             Deferred directory costs                                  971
             Other current and non-current assets                    3,554

     Assuming that the above acquisitions had occurred on the first day of the Company's nine month periods ended September 30, 2000 and September 30, 1999, the unaudited pro forma results of operations would be as follows:

                       TRANSWESTERN PUBLISHING COMPANY LLC
                NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                      (ALL DOLLAR AMOUNTS ARE IN THOUSANDS)


                                           Nine months ended Sept 30,
                                         -----------------------------
                                             2000              1999
                                          ------------      -----------
                                                   (Unaudited)
           Net revenues...................  $121,887            $110,151
           Net (loss)                         (8,147)             (4,851)

     The above pro forma results give effect to pro forma adjustments for the amortization of acquired intangibles and interest expense on borrowings that would have been required to fund the acquisitions.


4.   GUARANTEE

     Target Directories of Michigan, Inc. ("Target"), which is wholly-owned by the Company, fully and unconditionally guaranteed the Company's outstanding 9 5/8% Series D Senior Subordinated Notes due 2007 on an unsecured senior subordinated basis. Target is the Company's only consolidated operating subsidiary, other than an inconsequential subsidiary which is a co-issuer of such notes, and has no debt senior to the notes. Separate full financial statements and other disclosures concerning Target have not been presented because, in the opinion of management, such information is not material or meaningful to investors. Target was acquired in July, 1998. Following is summarized financial information concerning Target as of September 30, 2000 and for the nine months ended September 30, 2000:

Statement of Operations Data:
Net revenues               $  2,919
Gross profit                  2,571
Operating income              1,202
Net income                       30

Balance Sheet:
Current assets             $  1,682
Non-current assets            3,503
Current liabilities             641
Non-current liabilities          -


5. Senior Credit Facility

     On July 3, 2000 the Company and its lenders agreed to amend our November 6, 1997 credit agreement to allow the Company to obtain a $40.0 million Tranche B Term Loan due in April 2005. The proceeds of the loan were used to pay down our existing revolving credit loan in order to provide the Company with additional funds for acquisitions. The total amount outstanding under this loan at September 30, 2000 is $40.0 million.

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

     Notwithstanding significant monthly fluctuation in net revenues and EBITDA recognized based on actual distribution dates of individual directories, quarterly recognition of net revenues and EBITDA generally occurs at a steadier pace throughout the year and typically increase at a slower rate than bookings, advance payments and total cash receipts when the Company is growing. This is primarily the result of the fact that revenues and the associated EBITDA related to a directory are only recognized when a directory is distributed. Our bookings and cash collection activities generally occur at a steady pace throughout the year and reflect the growth of our portfolio of directories and business more rapidly as we add additional account executives from acquired companies as a result of recognizing bookings and cash activities as they occur. The table below demonstrates that quarterly bookings, collection of advance payments and total cash receipts have grown at a higher rate than net revenues and EBITDA from the 3rd quarter of 1999 to the 3rd quarter of 2000.

                            ------------------------------------------------------------------------------
                                 1999         1999         1999         2000         2000      % Change
                            ------------------------------------------------------------------------------
                              3rd Quarter  4th Quarter  1st Quarter  2nd Quarter  3rd Quarter    3Q-99 to
                                                                                                 3Q-00
                             ------------  -----------  -----------  -----------  -----------  -----------
Net revenues ...............    $  38.2      $  42.6      $  34.9      $  38.6      $  43.1        12.8%
EBITDA (a) .................    $  12.0      $  15.5      $   8.5      $  12.0      $  12.8         6.7%
Bookings (b) ...............    $  37.8      $  35.1      $  34.9      $  43.7      $  44.1        16.7%
Advance payments ...........    $  17.6      $  18.7      $  17.0      $  19.7      $  21.4        21.6%
Total cash receipts (c) ....    $  32.6      $  34.6      $  34.3      $  38.7      $  39.8        22.1%

(a) "EBITDA" is defined as income (loss) plus interest expense, and depreciation and amortization and is consistent with the definition of EBITDA in the indentures relating to the Company's notes and in the Company's senior credit facility. EBITDA is not a measure of performance under generally accepted accounting principles ("GAAP"). EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company's ability to service debt. The Company's definition of EBITDA may not be comparable to that of other companies.

(b) "Bookings" is defined as the daily advertising orders received from accounts during a given period and generally occur at a steady pace throughout the year. Bookings generated by predecessor owners of acquired directories are excluded.

(c) "Total cash receipts" includes both advance payments and collections of accounts receivable.


RESULTS OF OPERATIONS

    The following table summarizes our results of operations as a percentage of revenue for the periods indicated:

                                                      THREE MONTHS                   NINE MONTHS
                                                     ENDED SEPT 30,                 ENDED SEPT 30,
                                               --------------------------    --------------------------
                                                  2000             1999         2000             1999
                                               ---------        ---------    ---------        ---------
          Net revenues ..................          100.0%           100.0%       100.0%           100.0%
          Cost of revenues ..............           19.6             18.9         19.3             18.6
                                               ---------        ---------    ---------        ---------
          Gross profit ..................           80.4             81.1         80.7             81.4
          Sales and marketing ...........           42.1             40.3         42.6             41.4
          General and administrative ....           26.4             23.1         27.5             23.7
                                               ---------        ---------    ---------        ---------
          Income from operations ........           11.9%            17.7%        10.6%            16.3%
                                               =========        =========    =========        =========
          EBITDA Margin (a), (b) ........           29.7%            31.5%        28.6%            29.5%
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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED
     SEPTEMBER 30, 1999

     Net revenues increased $4.9 million, or 12.8%, from $38.2 million in the three months ended September 30, 1999 to $43.1 million in the same period in 2000. We published 58 directories in the three months ended September 30, 2000 compared to 48 in the same period in 1999. The net revenue growth was due to $5.4 million from sixteen new directories, $5.8 million from seven directories for which the publication date moved into the period and growth in the same 35 directories published during both periods of $2.2 million; offset by $8.5 million of net revenues associated with thirteen directories published in the three months ended September 30, 1999 but not in the same period in 2000.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as additional ad sizes and additional headings, our same book revenue growth for the 35 directories published in both periods was 7.3%.

     Cost of revenues increased $1.2 million, or 16.6%, from $7.2 million in the three months ended September 30, 1999 to $8.4 million in the same period in 2000. The increase was the result of $1.6 million of costs associated with sixteen new directories published in the three months ended September 30, 2000, and $1.0 million in costs associated with seven directories published in the three months ended September 30, 2000, but not in the same period in 1999; offset by $1.6 million of costs associated with thirteen directories published during the three months ended September 30, 1999, but not in the same period in 2000. Production support costs increased $0.2 million in the three months ended September 30, 2000 due to the directories acquired since the second quarter of 1999.

     As a result of the above, gross profit increased $3.7 million, or 11.9%, from $31.0 million in the three months ended September 30, 1999 to $34.7 million in the same period in 2000. Gross margin decreased from 81.1% in the three months ended September 30, 1999 to 80.4% in the same period in 2000 as a result of higher direct costs on new directories published during the 2000 quarter.

     Sales and marketing expenses increased $2.8 million, or 17.8%, from $15.4 million in the three months ended September 30, 1999 to $18.2 million in the same period in 2000. The increase was attributable to increases of $0.7 million in sales support costs, $1.0 million in direct sales costs and $1.1 million in the provision for bad debt (which was consistent with the increase in net revenues).

     The increase in sales support costs of $0.7 million was due to $0.6 million in higher sales costs incurred by offices acquired and established for new directories since the third quarter of 1999 and $0.1 million due to increased costs of running existing sales offices. The increase in direct sales costs of $1.0 million was as follows: $1.8 million of additional costs related to sixteen new directories, $1.1 million related to seven directories moving into the period, and $0.1 million of higher costs associated with the 35 same directories published in both periods, offset by $2.0 million of costs associated with thirteen directories that were published in the three months ended September 30, 1999 but not in the same period in 2000. Direct sales costs as a percentage of revenue for the same 35 directories published during both periods decreased from 20.9% to 19.9% for the three months ended September 30, 2000 compared to the same period in 1999.

     General and administrative expenses increased $2.6 million, or 29.3%, from $8.8 million for the three months ended September 30, 1999 to $11.4 million for the same period in 2000. The increase was due to: amortization of acquired customer base and other intangibles of $2.3 million and other increases in costs totaling $0.3 million.

     As a result of the above factors, income from operations decreased $1.7 million, or 24.4%, from $6.8 million in the three months ended September 30, 1999 to $5.1 million in the same period in 2000. Income from operations as a percentage of net revenues decreased from 17.7% in the three months ended September 30, 1999 to 11.9% in the same period in 2000.

     Interest expense increased $1.2 million, or 20.9%, from $5.6 million in the three months ended September 30, 1999 to $6.8 million in the same period in 2000 due to higher levels of debt to fund acquisitions and increased rates.

     As a result of the above factors, net income decreased $2.6 million, or 244.8%, from net income of $1.1 million in the three months ended September 30, 1999 to a net loss of ($1.5) million in the same period in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED
     SEPTEMBER 30, 1999

     Net revenues increased $12.7 million, or 12.3%, from $103.9 million in the nine months ended September 30, 1999 to $116.6 million in the same period in 2000. We published 159 directories in the nine months ended September 30, 2000 compared to 133 in the same period in 1999. The net revenue growth was due to $10.8 million from 33 new directories, $7.7 million from twelve directories for which the publication date moved into the period and growth in the same 114 directories published during both periods of $6.4 million; offset by $12.2 million of net revenues associated with nineteen directories published in the nine months ended September 30, 1999 but not in the same period in 2000.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as additional ad sizes and additional headings, our same book revenue growth for the 114 directories published in both periods was 6.9%.

     Cost of revenues increased $3.2 million, or 16.5%, from $19.3 million in the nine months ended September 30, 1999 to $22.5 million in the same period in 2000. The increase was the result of $3.1 million of costs associated with 33 new directories published in the nine months ended September 30, 2000, and $1.6 million in costs associated with twelve directories published in the nine months ended September 30, 2000, but not in the same period in 1999; offset by $2.0 million of costs associated with nineteen directories published during the nine months ended September 30, 1999, but not in the same period in 2000. Costs for the same 114 directories published in both periods decreased $0.2 million for the 2000 period compared to the prior year. Production support costs increased $0.7 million in the nine months period ended September 30, 2000 due to the directories acquired since the third quarter of 1999.

     As a result of the above, gross profit increased $9.5 million, or 11.3%, from $84.6 million in the nine months ended September 30, 1999 to $94.1 million in the same period in 2000. Gross margin decreased from 81.4% in the nine months ended September 30, 1999 to 80.7% in the same period in 2000 as a result of higher direct costs on new directories and lower margin directories moving into the period.

     Sales and marketing expenses increased $6.6 million, or 15.5%, from $43.1 million in the nine months ended September 30, 1999 to $49.7 million in the same period in 2000. The increase was attributable to increases of $2.0 million in sales support costs, $2.6 million in direct sales costs and $2.0 million in the provision for bad debt (which was consistent with the increase in net revenues).

     The increase in sales support costs of $2.0 million was due to $1.2 million in higher sales costs incurred by offices acquired since the third quarter of 1999 and $0.8 million due to increased costs of running existing sales offices. The increase in direct sales costs of $2.6 million was as follows: $3.2 million of additional costs were for the 33 new directories, $1.7 million for twelve directories moving into the period, and $0.4 million of higher costs associated with the 114 same directories published in both periods, offset by $2.7 million of costs associated with nineteen directories that were published in the nine months ended September 30, 1999 but not in the same period in 2000. Direct sales costs as a percentage of revenue for the same 114 directories published during both periods decreased from 20.9% to 20.0% in the nine months ended September 30, 1999 compared to the same period in 2000.

     General and administrative expenses increased $7.4 million, or 30.1%, from $24.6 million for the nine months ended September 30, 1999 to $32.0 million for the same period in 2000. The increase was due to increased amortization of acquired customer base and other intangibles of $6.4 million and other increases in costs totaling $1.0 million.

     As a result of the above factors, income from operations decreased $4.5 million, or 26.7%, from $16.9 million in the nine months ended September 30, 1999 to $12.4 million in the same period in 2000. Income from operations as a percentage of net revenues decreased from 16.3% in the nine months ended September 30, 1999 to 10.6% in the same period in 2000.

     Interest expense increased $2.3 million, or 13.9%, from $16.9 million in the nine months ended September 30, 1999 to $19.2 million in the same period in 2000 due to higher levels of debt to fund acquisitions and increased rates.

     As a result of the above factors, net income decreased $6.7 million from a net income of $0.1 million in the nine months ended September 30, 1999 to a net loss of ($6.5) million in the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $14.7 million in the nine months ended September 30, 2000 compared to $7.7 million in the same period in 1999. The increase in cash provided by operations resulted primarily from an increase in customer deposits compared to the same period in the prior year.

     Customer deposits (advance payments) increased $5.9 million in the nine months ended September 30, 2000 compared to the same period in the prior year. The increase is primarily related to the increased size of our directory portfolio.

     Net cash used for investing activities was $33.6 million in the nine months ended September 30, 2000 as compared to $40.3 million in the same period in 1999. Investing activities consist primarily of cash used to acquire directories. In the nine months ended September 30, 2000, $30.6 million was spent compared to $39.5 million in the same period in the prior year. The prior year's acquisitions are discussed in note 3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 which is available on the Internet at http:www.sec.gov. Acquisitions made in the nine months ended September 30, 2000 are discussed in note 3 to the financial statements included in this Form 10-Q.

     Net cash provided by financing activities was $19.5 million in the nine months ended September 30, 2000 as compared to $19.7 million used in the same period in 1999. These amounts are borrowings for acquisitions during the quarters, and decreased as a result of fewer acquisitions during the nine months ended September 30, 2000.

     On July 3, 2000 the Company and its lenders agreed to amend our November 6, 1997 credit agreement to allow the Company to obtain a $40 million Tranche B Term Loan due in April 2005. The proceeds of the loan were used to pay down our existing revolving credit facility in order to provide the Company with additional funds for acquisitions.

     In connection with the recapitalization of our Company in October 1997, we incurred significant debt. As of September 30, 2000 we had total outstanding long term indebtedness of $270.1 million, including $140 million of Series D
9 5/8% Senior Subordinated Notes due 2007, (excluding unamortized premium of $1.4 million), $63.1 million of outstanding borrowings under our senior credit facility, $39.8 million of outstanding borrowings under our Term B Loan, $24.2 million of outstanding borrowings under our revolving credit facility, and $1.6 million in acquisition related debt, all of which ranks senior to the Series D notes. As of September 30, 2000 the Company had $45.8 million of additional borrowing availability under its senior credit facility.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk in connection with the term loan and the revolving loans outstanding under our senior credit facility, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. As of September 30, 2000, there was approximately $64.8 million outstanding under the term loan (at an interest rate of 8.5% at such time) $40.0 million outstanding under our Term B loan (at an interest rate of 10.1% at such time) and $24.2 million outstanding under the revolving loans (at an interest rate of 8.3% at such time). Based on such balances, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $1.3 million on an annual basis. We do not attempt to mitigate this risk through hedging transactions. All of our sales are denominated in U.S. dollars, thus we are not subject to any foreign currency exchange risks.


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

                          Not applicable

ITEM 5.    OTHER INFORMATION

           None


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on October 31, 2000 on its behalf by the undersigned thereunto duly authorized.

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