Form 10-Q
period 2001-09-30
TRANSWESTERN PUBLISHING CO LLC
filed 2001-11-14
CIK 1050934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_________________TO _________________

Commission File Number 333-42085

TRANSWESTERN PUBLISHING COMPANY LLC
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0778740 (I.R.S. Employer Identification Number)

8344 CLAIREMONT MESA BOULEVARD SAN DIEGO, CALIFORNIA (Address of principal executive offices)	92111 (Zip Code)

(858) 467-2800
(Registrant’s telephone number, including area code)

     Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [    ]

TRANSWESTERN PUBLISHING COMPANY LLC
FORM 10-Q INDEX

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

	(UNAUDITED)
ASSETS
Current assets:
Cash	$28,844	$1,961
Trade receivables, (less allowance for doubtful accounts of $12,594 at September 30, 2001 and $10,419 at December 31, 2000)	94,763	48,988
Deferred directory costs	24,084	11,848
Other current assets	4,290	1,334

Total current assets	151,981	64,131
Non-current assets:
Property, equipment and leasehold improvements, net	6,856	4,238
Acquired intangibles, net	269,906	90,033
Other assets, primarily debt issuance costs, net	13,781	7,736

Total non-current assets	290,543	102,007

Total assets	$442,524	$166,138

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
Accounts payable	$15,966	$9,893
Salaries and benefits payable	14,646	5,378
Accrued acquisition costs	12,269	2,095
Accrued interest	10,449	2,715
Other accrued liabilities	1,697	810
Customer deposits	29,406	17,449
Current portion, long-term debt	4,844	2,041
Equity trust distribution payable	2,902	—

Total current liabilities	92,179	40,381
Long-term debt:
Series D 9 5/8% Senior Subordinated Notes	141,230	141,381
Series E 9 5/8% Senior Subordinated Notes	74,580	—
Senior credit facility Term A Loan	31,500	62,678
Senior credit facility Term B Loan	197,500	39,700
Revolving loan	—	22,500
Other long-term debt and liabilities	800	1,595

Total non-current liabilities	445,610	267,854

Total liabilities	537,789	308,235

Member deficit	(95,265)	(142,097)

Total liabilities and member deficit	$442,524	$166,138

See accompanying notes.

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2000	2001	2000

Net revenues	$63,634	$43,117	$158,765	$116,611
Cost of revenues	14,949	8,436	34,348	22,490

Gross profit	48,685	34,681	124,417	94,121
Operating expenses:
Sales and marketing	29,015	18,155	73,331	49,718
General and administrative	26,038	11,400	51,676	32,015
Recapitalization transaction costs	—	—	15,371	—
Contribution to equity compensation plan	616	—	5,805	—

Total operating expenses	55,669	29,555	146,183	81,733

Income (loss) from operations	(6,984)	5,126	(21,766)	12,388
Other income, net	343	110	287	276
Interest expense	(10,041)	(6,762)	(23,224)	(19,194)

Net loss before extraordinary items	$(16,682)	$(1,526)	$(44,703)	$(6,530)
Extraordinary loss	—	—	(3,515)	—

Net loss	$(16,682)	$(1,526)	$(48,218)	$(6,530)

Net loss per member unit	$(16,682)	$(1,526)	$(48,218)	$(6,530)

See accompanying notes.

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2001	2000

OPERATING ACTIVITIES
Net loss	$(48,218)	$(6,530)
Adjustments to reconcile net loss to cash provided (used) by operating activities:
Loss on early extinguishment of debt	3,515	—
Write-down of investment of Eversave	250	—
Depreciation and amortization	33,425	20,390
Amortization of deferred debt issuance costs	1,321	868
Provision for doubtful accounts	16,742	11,434
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade receivables	(1,350)	(2,934)
Write-off of doubtful accounts	(14,567)	(13,402)
Recoveries of doubtful accounts	1,468	888
Deferred directory costs	(5,932)	(3,463)
Other current assets	(403)	(128)
Accounts payable	(4,844)	(305)
Accrued liabilities and other current liabilities	(13,103)	(1,975)
Accrued interest	7,734	4,030
Customer deposits	10,005	5,871
Equity trust payable	2,902	—

Cash provided (used) by operating activities	(11,055)	14,744
INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements	(970)	(1,826)
Cash paid for acquisition of WorldPages.com, net of cash acquired	(140,299)	—
Acquisition of other directories	(14,748)	(30,626)
Deferred financing costs and other assets	(7,440)	(1,121)

Cash used for investing activities	(163,457)	(33,573)
FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
Revolving credit facility	61,700	49,500
Senior term loans	235,220	40,000
9 5/8% Senior Subordinated Notes	74,553	—
Repayments of long-term debt:
Revolving credit facility	(84,200)	(65,400)
Senior term loans and note payable	(107,395)	(4,623)
Repayment of debt assumed in acquisition of WorldPages.com	(73,534)	—
Contributions from member	125,055	—
Redemption of member unit	(30,004)	—

Cash provided by financing activities	201,395	19,477

Net increase in cash	26,883	648
Cash at beginning of period	1,961	1,167

Cash at end of period	$28,844	$1,815

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,763	$14,211

See accompanying notes.

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

1. GENERAL

     The accompanying unaudited consolidated financial statements include the accounts of TransWestern Publishing Company LLC (the “Company”) and its wholly owned operating subsidiaries, Target Directories of Michigan, Inc. (“Target”) and WorldPages, Inc. (“WorldPages”) and its subsidiaries. All significant intercompany transactions have been eliminated. The Company is an independent yellow page directory publisher and is a wholly owned subsidiary of TransWestern Holdings L.P. (the “Partnership”).

     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2000. The 10-K is available on the Internet at http://www.sec.gov.

     In June 2001, the Partnership completed a recapitalization in which it received equity and debt proceeds totaling $435,055 (the “Recapitalization”). In the Recapitalization, New Investors including Thomas H. Lee Equity Fund V, L.P. and its affiliates along with other investors, existing limited partners of the Partnership and the Partnership’s senior managers invested new and continuing capital of $125,055 in the Partnership. The proceeds of the equity investment together with approximately $310,000 of Senior Credit Facility and senior subordinated debt financing were used (i) for $30,004 of consideration paid to redeem a portion of the limited partnership interests from certain existing limited partners, (ii) to acquire all of the outstanding stock and stock options of WorldPages for $141,417, (iii) to repay $137,502 of outstanding debt and accrued interest under the Company’s credit facilities, (iv) to repay $74,201 of existing WorldPages debt and accrued interest after the consummation of the acquisition, (v) to pay $28,731 of costs, fees, and expenses associated with the Recapitalization and acquisition of WorldPages, (vi) to pay $3,250 to senior management for bonuses and deal fees associated with the Recapitalization of the Company, (vii) to pay $5,189 to the Equity Trust for payment to senior and middle management associated with the Recapitalization, (viii) to pay $2,696 in fees and the discount associated with the issuance of $75,000 of Series E Senior Subordinated Notes and (ix) $12,065 for general corporate purposes, including working capital.

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

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

2. NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statement Nos 141 and 142 (FAS 141 and FAS 142), “Business Combinations” and “Goodwill and Other Intangible Assets”. FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually or whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, but early adoption is permitted under certain circumstances. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

3. FINANCIAL STATEMENT DETAILS

Property, Equipment and Leasehold Improvements

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

Land and building	$611	$183
Computer and office equipment	10,168	7,310
Furniture and fixtures	2,361	1,881
Leasehold improvements	544	458

	13,684	9,832
Less accumulated depreciation and amortization	(6,828)	(5,594)

Net property, equipment, and leasehold	$6,856	$4,238

Acquired Intangibles

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

Goodwill	$158,089	$—
Customer base and assembled work force	211,258	158,021
Other	3,845	2,984

	373,192	161,005
Less accumulated amortization	(103,286)	(70,972)

Acquired intangibles, net	$269,906	$90,033

Other Assets

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

Debt issuance costs	$17,027	$11,642
Less accumulated amortization	(3,246)	(4,156)

Debt issuance costs, net	$13,781	$7,486
Investment in Eversave, carried at cost	—	250

Other assets, net	$13,781	$7,736

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

4. LONG TERM DEBT

     In connection with the recapitalization of the Company in June 2001, the Company entered into a new $300.0 million credit facility and drew $35.0 million under the Term A Loan and $200.0 million under the Term B Loan. In addition, in May 2001, the Company issued $75.0 million of Series E 9 5/8% Senior Subordinated Notes due 2007, (excluding unamortized discount of $0.4 million). Also in connection with the Recapitalization and acquisition of WorldPages, the Company re-paid $137.5 million outstanding under its prior credit facility and $74.2 million of debt it assumed as part of the WorldPages acquisition.

     As of September 30, 2001 the Company had total outstanding long term indebtedness of $445.6 million, including $140.0 million of Series D Senior Subordinated Notes due 2007 and $75.0 million of Series E 9 5/8% Senior Subordinated Notes due 2007, (excluding net unamortized premium and discount of $0.8 million), $31.5 million of outstanding borrowings under the senior credit facility Tranche A Term Loan, $197.5 million outstanding under the senior credit facility Tranche B Term Loan, and $0.8 million in acquisition related debt, all of which ranks senior to the Series D and E notes. As of September 30, 2001 the Company had no outstanding borrowings under its revolving credit facility, with total borrowing availability of $65.0 million.

     The following is a summary of the Company’s principal maturities at September 30,

2002	$4,625
2003	5,500
2004	7,250
2005	8,125
2006	9,000
Thereafter	415,500

$450,000

5. DIRECTORY ACQUISITIONS

     In the nine months ended September 30, 2001 TransWestern completed a number of purchase acquisitions. The accompanying consolidated financial statements include the results of operations from the date of acquisition. The acquisitions are as follows:

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

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

     WorldPages. On June 28, 2001, the Company purchased the outstanding stock and assumed the debt of WorldPages for approximately $216.0 million. WorldPages is a provider of 42 directories in various markets throughout the United States.

     These acquisitions have been accounted for under the purchase method of accounting and accordingly the purchase prices have been allocated to the tangible and intangible assets acquired based on their respective fair values at the date of acquisition. The allocation of the purchase price of WorldPages is based on a preliminary allocation and is allocated as follows:

		Other
	WorldPages	Acquisitions	Total

Net tangible liabilities assumed	$(45,180)	$(1,293)	$(46,473)
Customer list	36,800	13,137	49,937
Goodwill	158,088	—	158,088
Noncompete	700	161	861
Assembled workforce	1,600	—	1,600

Total consideration	$152,008	$12,005	$164,013

     Total consideration issued in the purchase acquisitions is as follows:

		Other
	WorldPages	Acquisitions	Total

Cash paid for acquisition	$141,417	$11,800	$153,217
Merger fees incurred	10,591	205	10,796

	$152,008	$12,005	$164,013

     Assuming that the above acquisitions had occurred on the first day of the Company’s nine month periods ended September 30, 2001 and September 30, 2000, the unaudited pro forma results of operations would be as follows:

	Nine months ended September 30,

	2001	2000

	(Unaudited)
Net revenues	$237,829	$197,094
Net loss	(67,672)	(44,778)

     The above pro forma results give effect to pro forma adjustments for the amortization of acquired intangibles and interest expense on borrowings that would have been required to fund the acquisitions.

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

6. GUARANTEE

     The following wholly-owned subsidiaries of the Company, fully and unconditionally guaranteed the Company’s outstanding 9 5/8% Series D and Series E Senior Subordinated Notes due 2007 on an unsecured senior subordinated basis: Target Directories of Michigan, Inc. (“Target”), TWP Companies, Inc., and WorldPages, together with the following wholly-owned subsidiaries of WorldPages: Great Western Directories, Inc., YPtel Corporation, YPTel, Inc., Pacific Coast Publishing, Ltd., 1 + USA V Acquisition Corp, ChoiceContent.com, Inc., ChoiceContent.com, LLC, ACG Holdings Company, and ACG Exchange Company. Following is summarized financial information concerning the guarantors as of September 30, 2001 and 2000, respectively, and for the nine months ended September 30, 2001 and 2000, respectively. Since WorldPages was acquired on June 28, 2001, only summarized balance sheet data as of September 30, 2001 is presented.

Target:

	NINE MONTHS ENDED SEPTEMBER 30,

	(unaudited)
	2001	2000

Statement of Operations Data:
Net revenues	$3,299	$2,919
Gross profit	3,024	2,571
Operating income	445	1,202
Net income	93	30

	SEPTEMBER 30,	SEPTEMBER 30,
	2001	2000

Balance Sheet:
Current assets	$1,819	$1,682
Non-current assets	2,230	3,503
Current liabilities	14	641
Non-current liabilities	—	—

WorldPages and its subsidiaries:

SEPTEMBER 30,
2001

Balance Sheet:
Current assets	$55,834
Non-current assets(1)	196,071
Current liabilities	19,619
Non-current liabilities(2)	211,900

(1)	Includes $203,569 of intangibles related to its acquisition by the Company

(2)	Includes $212,800 of long-term debt related to its acquisition by the Company.

7. EQUITY COMPENSATION PLAN

     In connection with the 1997 recapitalization, the Company established the 1997 TransWestern Holdings, L.P. Equity Compensation Plan (the “97 Plan”). The 97 Plan provides select key full-time employees with deferred compensation benefits for income tax purposes. Special distributions to the 97 Plan are recorded as expense in the accompanying statements of operations when declared by the Board of Directors, generally following a significant refinancing transaction. In June 2001, the Board of Directors approved a distribution of $5.2 million net of taxes and benefits.

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

     Employees receiving units in the 97 Plan are eligible to receive a ratable per unit share of cash distributions from the 97 Plan, if and when declared by the Plan Administrators. Generally, the Plan Administrators intend to distribute to employee unit holders all assets contributed to the 97 Plan within one year of the date of contribution. As of September 30, 2001, undistributed equity trust proceeds totaled $2.9 million.

     In connection with the 2001 recapitalization, the Company established the 2001 TransWestern Holdings, L.P. Equity Compensation Plan.

8. RESTRUCTURING AND OTHER CHARGES

     In connection with the WorldPages acquisition, the Company approved a plan to restructure the operations of WorldPages and its subsidiaries. Restructuring costs are composed of committed costs required to integrate the administrative, production and sales functions into the Company’s operations to achieve beneficial synergies and cost savings. WorldPages will recognize termination costs in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Business Combination. The following table displays the liabilities related to the restructuring and other charges recorded in the net liabilities assumed in the acquisition of WorldPages:

Type of cost:

	June 28,			Balance at
	2001	Payments	Adjustments	September 30, 2001

Employee separation	$4,100	$(1,858)	$-	$2,242
Office lease settlement	986	(112)	-	874
Redundant assets	800	-	-	800

	$5,886	$(1,970)	$-	$3,916

Management believes that the remaining reserves for restructuring are adequate to complete its plan.

9. LEGAL PROCEEDINGS

     On October 24, 2001, WorldPages, Inc. was sued in the 44th Judicial District Court in Dallas County, Texas by Ionex Communications, Inc., formerly known as Compass Telecommunications, Inc. (“Ionex”). Ionex is claiming that it should be indemnified by WorldPages for what it alleges are breaches by WorldPages’ of certain of its representations and commitments under that certain Stock Purchase Agreement dated as of July 14, 1999. Ionex is seeking approximately $6 million plus fees and expenses relating to (i) indemnification for alleged breaches by WorldPages of its representations relating to accounts receivable, software licenses, taxes and litigation and (ii) reimbursement for severance payments that Ionex has made to former employees of WorldPages. WorldPages intends to vigorously defend against these claims. However, at this time, it is not possible to assess with any degree of accuracy WorldPages’ likelihood of prevailing with regard to such claims.

     The Company and/or its subsidiaries are parties to various other litigation matters incidental to the conduct of their business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s financial condition or the results of its operations.

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

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

     Notwithstanding significant monthly fluctuation in net revenues and EBITDA which is recognized based on actual distribution dates of individual directories, quarterly recognition of bookings, advance payments and total cash receipts generally occurs at a steadier pace throughout the year than net revenues and EBITDA. This is primarily the result of the fact that revenues and the associated EBITDA related to a directory are only recognized when a directory is distributed. Our bookings and cash collection activities generally occur at a steady pace throughout the year and reflect the growth of our portfolio of directories and business as we add additional account executives from acquired companies. The table below demonstrates that quarterly bookings, collection of advance payments and total cash receipts tend to grow at a steady rate as compared to net revenues and EBITDA.

	2000	2000	2001	2001	2001	% Change

						3Q-00 to
	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	3Q-01

Net revenues	$43.1	$60.7	$40.7	$54.5	$63.6	47.6%
EBITDA (a)	$12.8	$23.7	$8.9	$14.3	$12.3	(3.9%)
Bookings (b)	$44.1	$44.3	$49.7	$47.4	$69.4	57.4%
Advance payments	$21.4	$20.2	$19.8	$25.5	$26.1	22.0%
Total cash receipts (c)	$39.8	$41.7	$41.2	$48.8	$47.2	18.6%

(a)	“EBITDA” is defined as income (loss) before extraordinary item, discretionary contributions to Holdings’ Equity Compensation Plan (such contributions represent special distributions to Holdings’ Equity Compensation Plan in connection with refinancing transactions), non-recurring management bonuses and fees in connection with the June 2001 Recapitalization, plus interest expense, and depreciation and amortization and is consistent with the definition of EBITDA in the indentures relating to the Company’s notes and in the Company’s senior credit facility. EBITDA is not a measure of performance under accounting principles generally accepted in the United States (GAAP). EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

of operating performance, leverage and liquidity and to determine a company’s ability to service debt. The Company’s definition of EBITDA may not be comparable to that of other companies.

(b)	“Bookings” is defined as the daily advertising orders received from accounts during a given period and generally occur at a steady pace throughout the year. Bookings generated by predecessor owners of acquired directories are excluded.

(c)	“Total cash receipts” includes both advance payments and collections of accounts receivable.

RESULTS OF OPERATIONS

The following table summarizes our results of operations as a percentage of revenues for the periods indicated:

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2001	2000	2001	2000

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	23.5	19.6	21.6	19.3

Gross profit	76.5	80.4	78.4	80.7
Sales and marketing	45.6	42.1	46.2	42.6
General and administrative	40.9	26.4	32.5	27.5
Recap. transaction costs	0.0	0.0	9.7	0.0
Contribution to Equity Plan	1.0	0.0	3.7	0.0

Income (loss) from operations	(11.0%)	11.9%	(13.7%)	10.6%

EBITDA Margin (a), (b)	19.3%	29.7%	22.3%	28.6%

(a)	For a definition of “EBITDA” see the immediately preceding section.

(b)	“EBITDA Margin” is defined as EBITDA as a percentage of net revenues. Management believes that EBITDA margin provides a valuable indication of the Company’s ability to generate cash flows available for debt service.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     Net revenues increased $20.5 million, or 47.6%, from $43.1 million in the three months ended September 30, 2000 to $63.6 million in the same period in 2001. We published 71 directories in the three months ended September 30, 2001 compared to 58 in the same period in 2000. The net revenue growth was due to $19.9 million from 19 new directories, $3.0 million from eight directories for which the publication date moved into the period and growth in the same 44 directories published during both periods of $2.8 million; offset by $5.2 million of net revenues associated with 14 directories published in the three months ended September 30, 2000 but not in the same period in 2001.

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as additional ad sizes and additional headings, our same book revenue growth for the 44 directories published in both periods was 7.4%.

     Cost of revenues increased $6.5 million, or 77.2%, from $8.4 million in the three months ended September 30, 2000 to $14.9 million in the same period in 2001. The increase was the result of $5.7 million of costs associated with 19 new directories published in the three months ended September 30, 2001, and $0.5 million in costs associated with eight directories published in the three months ended September 30, 2001, but not in the same period in 2000; offset by $1.3 million of costs associated with 14 directories published during the three months ended September 30, 2000, but not in the same period in 2001. Costs for the same 44 directories published in both periods increased $0.6 million for the 2001 period compared to the prior year. Production support costs increased $1.0 million in the three months ended September 30, 2001 due to the directories acquired since the third quarter of 2000.

     As a result of the above, gross profit increased $14.0 million, or 40.4%, from $34.7 million in the three months ended September 30, 2000 to $48.7 million in the same period in 2001. Gross margin decreased from 80.4% in the three months ended September 30, 2000 to 76.5% in the same period in 2001 as a result of higher direct costs on newly acquired directories and slightly lower margins for the same 44 directories published in both periods.

     Sales and marketing expenses increased $10.9 million, or 59.8%, from $18.1 million in the three months ended September 30, 2000 to $29.0 million in the same period in 2001. The increase was attributable to increases of $4.5 million in sales support costs, $5.2 million in direct sales costs and $1.2 million in the provision for bad debt (which was consistent with the increase in net revenues).

     The increase in sales support costs of $4.5 million was due to $3.7 million in higher sales costs incurred by offices acquired and established for new directories since the third quarter of 2000 and $0.8 million due to increased costs of running existing sales offices. The increase in direct sales costs of $5.2 million was as follows: $5.1 million of additional costs related to 19 new directories, $0.8 million related to eight directories moving into the period, and $0.8 million of higher costs associated with the 44 same directories published in both periods, offset by $1.5 million of costs associated with 14 directories that were published in the three months ended September 30, 2000 but not in the same period in 2001. Direct sales costs as a percentage of revenue for the same 44 directories published during both periods increased from 20.5% to 21.2% for the three months ended September 30, 2001 compared to the same period in 2000.

     General and administrative expenses increased $14.6 million, or 128.4%, from $11.4 million for the three months ended September 30, 2000 to $26.0 million for the same period in 2001. The increase was due to: amortization of acquired customer base and other intangibles of $10.7 million, $2.4 million in expenses related to employees of WorldPages, and other increases in costs totaling $1.5 million.

     Contribution to Equity Compensation Plan of $0.6 million were incurred in the three months ended September 30, 2001 as compared to zero for the three months ended September 30, 2000 as a result of taxes and benefits incurred related to the contribution to the Equity Compensation Plan of $5.2 million made on June 28, 2001 in connection with the Recapitalization.

     As a result of the above factors, income from operations decreased $12.1 million from $5.1 million in the three months ended September 30, 2000 to a loss from operations of ($7.0) million in the same period in 2001. Income from operations as a percentage of net revenues decreased from 11.9% in the three months ended September 30, 2000 to (11.0%) in the same period in 2001.

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

     Interest expense increased $3.3 million, or 48.5%, from $6.8 million in the three months ended September 30, 2000 to $10.1 million in the same period in 2001 due to higher levels of debt partially offset by a decrease in the rates of interest paid as a result of decreases in Prime and LIBOR rates.

     As a result of the above factors, net loss increased $15.2 million from a net loss of ($1.5) million in the three months ended September 30, 2000 to a net loss of ($16.7) million in the same period in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     Net revenues increased $42.2 million, or 36.1%, from $116.6 million in the nine months ended September 30, 2000 to $158.8 million in the same period in 2001. We published 193 directories in the nine months ended September 30, 2001 compared to 159 in the same period in 2000. The net revenue growth was due to $34.4 million from 41 new directories, $4.4 million from eight directories for which the publication date moved into the period and growth in the same 144 directories published during both periods of $9.7 million; offset by $6.3 million of net revenues associated with 15 directories published in the nine months ended September 30, 2000 but not in the same period in 2001.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as additional ad sizes and additional headings, our same book revenue growth for the 144 directories published in both periods was 8.7%.

     Cost of revenues increased $11.9 million, or 52.7%, from $22.5 million in the nine months ended September 30, 2000 to $34.4 million in the same period in 2001. The increase was the result of $10.1 million of costs associated with 41 new directories published in the nine months ended September 30, 2001, and $0.6 million in costs associated with eight directories published in the nine months ended September 30, 2001, but not in the same period in 2000; offset by $1.5 million of costs associated with 15 directories published during the nine months ended September 30, 2000, but not in the same period in 2001. Costs for the same 144 directories published in both periods increased $1.4 million for the 2001 period compared to the prior year. Production support costs increased $1.3 million in the nine months period ended September 30, 2001 due to the directories acquired since the third quarter of 2000.

     As a result of the above, gross profit increased $30.3 million, or 32.2%, from $94.1 million in the nine months ended September 30, 2000 to $124.4 million in the same period in 2001. Gross margin decreased from 80.7% in the nine months ended September 30, 2000 to 78.4% in the same period in 2001 as a result of higher direct costs on newly acquired directories.

     Sales and marketing expenses increased $23.6 million, or 47.5%, from $49.7 million in the nine months ended September 30, 2000 to $73.3 million in the same period in 2001. The increase was attributable to increases of $6.7 million in sales support costs, $12.2 million in direct sales costs and $4.7 million in the provision for bad debt (which was consistent with the increase in net revenues).

     The increase in sales support costs of $6.7 million was due to $4.2 million in higher sales costs incurred by offices acquired since the third quarter of 2000 and $2.5 million due to increased costs of running existing sales offices. The increase in direct sales costs of $12.2 million was as follows: $9.2 million of additional costs were for the 41 new directories, $1.0 million for eight directories moving into the period, and $3.8 million of higher costs associated with the 144 same directories published in both periods, offset by $1.8 million of costs associated with 15 directories that were published in the nine months ended September 30, 2000 but not in the same period in 2001. Direct sales costs as a percentage of revenue for the same 144 directories published during both periods increased from 20.6% to 22.1% in the nine months ended September 30, 2000 compared to the same period in 2001.

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

     General and administrative expenses increased $19.7 million, or 61.4%, from $32.0 million for the nine months ended September 30, 2000 to $51.7 million for the same period in 2001. The increase was due to amortization of acquired customer base and other intangibles of $14.7 million, $1.6 million for bonuses associated with the Recapitalization of the Company, $2.4 million in expenses related to employees of WorldPages, and other increases in costs totaling $1.0 million.

     Recapitalization transaction costs of $15.4 million were incurred in the nine months ended September 30, 2001 as compared to zero for the same period in 2000 as a result of the Recapitalization of the Partnership on June 28, 2001.

     Contribution to Equity Compensation Plan of $5.8 million were incurred in the nine months ended September 30, 2001 as compared to zero for the same period in 2000 as a result of a contribution to the Plan made on June 28, 2001 in connection with the Recapitalization of the Partnership.

     As a result of the above factors, income from operations decreased $34.2 million from $12.4 million in the nine months ended September 30, 2000 to a loss from operations of ($21.8) million in the same period in 2001. Income from operations as a percentage of net revenues decreased from 10.6% in the nine months ended September 30, 2000 to (13.7%) in the same period in 2001.

     Interest expense increased $4.0 million, or 21.0%, from $19.2 million in the nine months ended September 30, 2000 to $23.2 million in the same period in 2001 due to higher levels of debt partially offset by a decrease in the rates of interest paid as a result of decreases in Prime and LIBOR rates.

     Extraordinary loss in the nine months ended September 30, 2001 was $3.5 million compared to zero in the same period in 2000. Extraordinary losses were the costs associated with the write-off of debt financing costs upon entering into a new $300.0 million senior credit facility that was used in part to pay-off $137.5 million outstanding under the prior credit facility of the Company and senior term loans and $74.2 million to pay-off the assumed WorldPages debt and accrued interest after consummation of the acquisition of WorldPages.

     As a result of the above factors, net loss increased $41.7 million, from a net loss of ($6.5) million in the nine months ended September 30, 2000 to a net loss of ($48.2) million in the same period in 2001.

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided (used) by operating activities was ($11.1) million in the nine months ended September 30, 2001 compared to $14.7 million in the same period in 2000. The decrease in cash provided by operations resulted primarily from increased receivables and increased customer deposits primarily related to the increased size of our directory portfolio as a result of acquisitions.

     Customer deposits (advance payments) increased $6.0 million in the nine months ended September 30, 2001 compared to the same period in the prior year. The increase is primarily related to the increased size of our directory portfolio as a result of acquisitions.

     Net cash used for investing activities was $163.5 million in the nine months ended September 30, 2001 as compared to $33.6 million in the same period in 2000. Investing activities consist primarily of cash used to acquire directories. In the nine months ended September 30, 2001, $155.0 million was spent on acquisitions compared to $30.6 million in the same period in the prior year. The prior year’s acquisitions are discussed in note 3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000. Acquisitions made in the nine months ended September 30, 2001 are discussed in note 5 of the financial statements included in this Form 10-Q.

     Net cash provided by financing activities was $201.4 million in the nine months ended September 30, 2001 as compared to $19.5 million in the same period in 2000. These amounts were primarily from borrowings for acquisitions during the quarters, and from the Recapitalization of the Company on June 28, 2001.

     In connection with the recapitalization of the Company in June 2001, the Company entered into a new $300.0 million credit facility and drew $35.0 million in Term A and $200.0 million in Term B Loans. In addition, in May 2001, the Company issued $75.0 million of Series E 9 5/8% Senior Subordinated Notes due 2007, (excluding unamortized discount of $0.4 million). Also in connection with the Recapitalization and acquisition of WorldPages, the Company re-paid $137.5 million outstanding under its prior credit facility and $74.2 million of debt it assumed as part of the WorldPages acquisition.

     As of September 30, 2001 the Company had total outstanding long term indebtedness of $445.6 million, including $140.0 million of Series D Senior Subordinated Notes due 2007, $75.0 million of Series E 9 5/8% Senior Subordinated Notes due 2007, (excluding net unamortized premium and discount of $0.8 million), $31.5 million of outstanding borrowings under the senior credit facility Tranche A Term Loan, $197.5 million outstanding under the senior credit facility Tranche B Term Loan, and $0.8 million in acquisition related debt. As of September 30, 2001 the Company had no outstanding borrowings under its revolving credit facility, with total borrowing availability of $65.0 million.

     Our principal sources of funds are cash flows from operating activities and available funds under our revolving credit facility. Assuming the successful implementation of management’s business and operating strategy, we believe that these funds will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations for the next twelve months, including the payment of principal and interest on our notes, as well as to provide funds for our working capital, capital expenditures and other operating needs. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. There can be no assurance that such sources of funds will be adequate and that we will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, we may require additional capital to fund future acquisitions and there can be no assurance that such capital will be available.

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intends” and similar expressions, as they relate to our Company are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Important factors that could affect our results include, but are not limited to, (i) our high level of indebtedness; (ii) risks associated with integrating WorldPages and its subsidiaries with our Company; (iii) the restrictions imposed by the terms of our indebtedness; (iv) the turnover rate amongst our account executives; (v) the variation in our quarterly results; (vi) risks related to the fact that a large portion of our sales are to small, local businesses; (vii) our dependence on certain key personnel; (viii) risks related to the acquisition and start-up of directories; (ix) risks related to substantial competition in our markets; (x) risks related to changing technology and new product developments; (xi) the effect of fluctuations in paper costs; and (xii) the sensitivity of our business to general economic conditions. Information with respect to these and other risk factors is available in the Company’s most recent Registration Statement on Form S-4, which is filed with the Securities and Exchange Commission and is available at www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk in connection with the term loan and the revolving loans outstanding under our senior credit facility, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. As of September 30, 2001, there was approximately $34.3 million outstanding under the Term A Loan (under the LIBOR option at an interest rate of 6.1% at such time) and $199.5 million outstanding under the Term B Loan (under the LIBOR option at an average interest rate of 6.4% at such time). Based on such balances, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $2.4 million on an annual basis. We do not attempt to mitigate this risk through hedging transactions. All of our sales are denominated in U.S. dollars, thus we are not subject to any foreign currency exchange risks.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 24, 2001, WorldPages, Inc. was sued in the 44th Judicial District Court in Dallas County, Texas by Ionex Communications, Inc., formerly known as Compass Telecommunications, Inc. (“Ionex”). Ionex is claiming that it should be indemnified by WorldPages for what it alleges are breaches by WorldPages’ of certain of its representations and commitments under that certain Stock Purchase Agreement dated as of July 14, 1999. Ionex is seeking approximately $6 million plus fees and expenses relating to (i) indemnification for alleged breaches by WorldPages of its representations relating to accounts receivable, software licenses, taxes and litigation and (ii) reimbursement for severance payments that Ionex has made to former employees of WorldPages. WorldPages intends to vigorously defend against these claims. However, at this time, it is not possible to assess with any degree of accuracy WorldPages’ likelihood of prevailing with regard to such claims.

     The Company and/or its subsidiaries are parties to various other litigation matters incidental to the conduct of their business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s financial condition or the results of its operations.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     None.

(b) Reports on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 14, 2001 on its behalf by the undersigned thereunto duly authorized.

TRANSWESTERN PUBLISHING COMPANY LLC (Registrant)

BY:	TransWestern Communications Company, Inc. (Manager)

BY:	/s/ Ricardo Puente

Name: Ricardo Puente Title: President, Chief Executive Officer and Director

BY:	/s/ Joan Fiorito

Name: Joan Fiorito Title: Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)