Form 10-K405
period 2001-12-31
TRANSWESTERN PUBLISHING CO LLC
filed 2002-03-29
CIK 1050934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-42085
TRANSWESTERN PUBLISHING COMPANY LLC
(Exact name of registrant as specified in its charter)

DELAWARE	33-0778740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8344 CLAIREMONT MESA BOULEVARD SAN DIEGO, CALIFORNIA	92111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 467-2800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND 12 (g) OF THE ACT:

TITLE OF CLASS	NAME OF EXCHANGE ON WHICH REGISTERED
N/A	N/A

     Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

TRANSWESTERN PUBLISHING COMPANY LLC
FORM 10-K

PART I

     This annual report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The actual future results for TransWestern Publishing Company LLC may differ materially from those discussed herein. Additional information concerning factors that could cause or contribute to such differences can be found in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere throughout this Annual Report, and in the “Risk Factors” section of TransWestern’s Registration Statement on Form S-4, Registration No. 333-70470, filed with the SEC on October 19, 2001. Unless the context requires otherwise, “TransWestern,” refers to TransWestern Publishing Company LLC and the “Company,” “we,” “us” and “our” each refers to TransWestern and its direct and indirect wholly-owned subsidiaries collectively.

ITEM 1. BUSINESS

     We are one of the largest independent yellow pages directory publishers in the United States. As of the date of this filing we own 316 directories which serve communities in 23 states, including Alabama, Arizona, California, Connecticut, Florida, Georgia, Indiana, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, New Jersey, Nevada, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Utah, and Washington. Our revenues are derived from the sale of advertising to a diversified base of approximately 208,000 accounts as of December 31, 2001, consisting primarily of small to medium-sized local businesses. In counting our number of accounts, we count a single customer that advertises in more than one directory as a separate account for each directory in which it advertises. Yellow pages are an important advertising medium for local businesses due to their low advertising cost, widespread distribution, lasting presence, and high consumer usage.

     Since 1993, our management team has successfully executed its strategy of growing revenues from existing directories, improving operating efficiency, accelerating cash flows and starting and acquiring new directories. Over this period, we increased average revenue per account from $903 for the year ended April 30, 1995 to $1,166 for the year ended December 31, 2001 and increased our number of directories published from 106 for the year ended April 30, 1995 to 273 for the year ended December 31, 2001, driving our net revenues from $69.8 million for the year ended April 30, 1995 to $242.4 million for the year ended December 31, 2001 and our EBITDA from $17.0 million for the year ended April 30, 1995 to $60.3 million for the year ended December 31, 2001.

RECENT ACQUISITIONS

     During the year ended December 31, 2001 the Company acquired 61 directories in Arizona, California, Indiana, Kansas, Kentucky, Louisiana, Nevada, Oklahoma, Oregon, Texas, Utah, and Washington as follows:

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

     Alliance Media Group, Inc. On April 9, 2001, the Company purchased certain tangible and intangible assets of Alliance Media Group for a total of $6.0 million. The Company acquired two directories in Kentucky and six directories in Texas.

     WorldPages, Inc. On June 28, 2001, the Company purchased the outstanding stock and assumed the debt of WorldPages for approximately $216.0 million. WorldPages is a provider of 42 directories in various markets throughout the United States.

     Subsequent to the year ended December 31, 2001 the Company acquired one directory in Texas and four directories in Arizona as follows:

     Brazos Valley Telephone Directory Company. On February 25, 2002, the Company purchased certain tangible and intangible assets of Brazos Valley Telephone Directory Company for a total of $0.5 million. The Company acquired one directory in the Mansfield/Kennedale area of Texas.

     Phone Directories Company, Inc. On March 22, 2002, the Company purchased certain tangible and intangible assets of Phone Directories Company for a total of $0.8 million. The Company acquired four directories in Arizona.

INDUSTRY OVERVIEW

     The United States yellow pages directory industry generated revenues of approximately $14.3 billion in 2000. The independent publisher segment of the yellow pages industry is highly fragmented and growing. More than 250 independent directory publishers circulated approximately 240 million directories and generated an estimated $1.5 billion in revenues during 2000.

     Yellow pages directories accounted for approximately 6.0% of total advertising spending in 2000. Yellow pages directories compete with all other forms of media advertising, including television, radio, newspapers and direct mail. In general, media advertising may be divided into three categories:

•	market development or image advertising such as television, radio and newspaper advertisements;

•	direct response sales promotion such as direct mail; and

•	point of purchase or directional advertising such as classified directories.

Yellow pages directories are primarily directional advertising because they are used either at home or in the workplace when consumers are contemplating a purchase or in need of a service.

     Yellow pages advertising expenditures tend to be more stable than other forms of media advertising and do not fluctuate widely with economic cycles. Yellow pages directory advertising is considered a “must buy” by many small and medium-sized businesses since it is often their principal means of soliciting customers. The strength of the yellow pages as compared to other forms of advertising lies in its consumer reach, lasting presence and cost- effectiveness. Yellow pages are present in nearly every household and business in the United States. Once an advertisement is placed in a directory, it remains within reach of its target audience until the directory is replaced with the next annual edition or discarded.

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

MARKETS SERVED

     As of the date of this filing we publish 316 yellow pages directories serving distinct communities in 23 states, including Alabama, Arizona, California, Connecticut, Florida, Georgia, Indiana, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, New Jersey, Nevada, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Utah, and Washington. Our directories are generally well-established in our local communities and are clustered in contiguous geographic areas to create a strong local market presence and to achieve selling efficiencies.

     Our net revenues are not materially concentrated in any single directory, industry, geographic region or customer. For the year ended December 31, 2001, we served approximately 208,000 active accounts. Approximately 95.4% of net revenues are derived from local accounts, 4.0% from national companies advertising locally and the remainder come from internet revenues. Our high level of diversification reduces exposure to adverse regional economic conditions and provides additional stability in operating results.

     During the year ended December 31, 2001, we published 273 directories. Our geographic diversity throughout the United States is evidenced in the following table for the periods indicated:

(dollars in millions)

	YEARS ENDED DECEMBER 31

	2001	2000	1999

NUMBER OF DIRECTORIES PUBLISHED
Northeast	58	53	51
Central	99	100	81
Southwest	61	42	38
West	55	36	21

Total	273	231	191

NET REVENUES
Northeast	$54.0	$48.6	$46.8
Central	66.9	61.7	48.0
Southwest	67.5	37.6	33.0
West	54.0	29.4	18.6

Total	$242.4	$177.3	$146.4

PRODUCTS

     Our yellow pages directories are designed to meet the informational needs of consumers and the advertising needs of local businesses. Each directory consists of:

•	a yellow pages section containing display advertisements and a listing of businesses by various headings;

•	a white pages section listing the names, addresses, and phone numbers of residences and businesses in the area served;

•	a community information section providing reference information about general community services such as listings for government offices, schools and hospitals; and

•	a map of the geographic area covered by the directory.

     Advertising space is sold throughout the directory, including in-column and display advertising space in the yellow pages, bold listings and business card listings in the white pages, banner advertising in the community pages, and image advertisements on the front, back, inside, and outside covers. We also have the production capacity to include options such as full color advertisements that generate significantly higher advertising rates. This diversity of product offerings enables us to create customized advertising programs that are responsive to specific customer needs and financial resources.

     Our directories are an efficient source of information for consumers. With over 2,000 headings in our directories and an expansive list of businesses by heading in each local market, our directories are both comprehensive and conveniently organized. We believe that the completeness and accuracy of the data in a directory is essential to consumer acceptance.

     Although we remain primarily focused on our printed directories, we extend their reach by marketing advertising in our Internet Yellow Pages located at http://www.WorldPages.com. WorldPages.com enables users to search for businesses or individuals through various options including location, distance, phone number, category or name. The site also provides maps, driving directions, email lookup, links to international directories and our corporate information.

     We are in a strategic alliance with Switchboard Inc. to power WorldPages.com. We are responsible for selling the advertisement space while Switchboard is responsible for operating and maintaining the technical aspects of the site. The advertising on WorldPages.com consists primarily of enhanced business listings, premium placement, digital images of the advertisements that appear in our printed directories, and links to the advertisers’ web sites. As of December 31, 2001 approximately 55,000 TransWestern advertisers were advertising on WorldPages.com. Net revenues from the sale of Internet directory services amounted to less than 1% of total net revenues for the year ended December 31, 2001. The related direct incremental costs to provide the Internet services are not material. We anticipate that Internet revenues will be less than 1% of net revenues in 2002.

This arrangement with Switchboard enables us to avoid technical risks that we are not presently staffed to manage and permits us to participate in opportunities that may develop through the Internet. We believe that our experience, reputation and account relationships within our local markets will help us successfully market these services. We began to market our Internet directory product in 1998 and since then have made it available in all of our markets. Although the growing use of the Internet has not had a material impact on us to date, we have not yet determined how, if at all, the Internet will impact our performance, prospects or operations. We cross promote our Internet service with our printed directories. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this annual report.

SALES AND MARKETING

     Yellow pages marketing is a direct sales business which requires both servicing existing accounts and developing new customers. Repeat customers comprise our core account base and a number of these customers have advertised in our directories for many years. For the fiscal years ended December 31, 2001 and December 31, 2000, accounts representing 85.6% and 87.5%, respectively, of the prior year’s net revenues have renewed their advertising program in the current edition of each directory. Management believes that this high revenue renewal rate reflects the importance of our directories to our local accounts for whom yellow pages directory advertising is a principal form of advertising. In addition, yellow pages advertising often comprises an integral part of the local advertising strategy for larger national companies operating at the local level. Advertisers have a strong incentive to increase the size of their advertisement and to renew their advertising programs because advertisements are placed within each heading of a directory based first on size then on seniority. Generally, larger advertisements are more effective than smaller advertisements and advertisements placed near the beginning of a heading generate more responses than similarly sized advertisements placed further back in the heading.

     We also build on our account base by generating new business leads from multiple sources including a comprehensive compilation of data about individual company advertising expenditures in competitive yellow page directories. We have developed a proprietary database of high potential customers based on each individual customer’s yellow page advertising expenditures and focused our sales resources on those potential customers. In support of this strategy, we have expanded our sales force from 296 employees at April 30, 1995 to 1,283 at December 31, 2001, representing an increase of approximately 333%. Management has observed a direct correlation between adding new sales force employees and revenue growth.

     We employ six executive vice presidents and 120 district and area sales managers who, together, are responsible for supervising the activities of the account executives. Our 1,283 account executives generate virtually all of our revenues and are responsible for servicing existing advertising accounts and developing new accounts within their assigned service areas.

     We have well-established practices and procedures to manage the productivity and effectiveness of our sales force. All new account executives complete a formal two-week training program and receive continuous on-the-job training through the regional sales management structure. Each account executive has a specified account assignment consisting of both new business leads and renewal accounts and is accountable for daily, weekly and monthly sales and advance payment goals. Account executives are compensated in the form of base salary, commissions and car allowance. Sales force compensation is largely tied to sales performance and account collection. As of December 31, 2001, we employed approximately 1,843 people, 1,521 of whom were engaged in sales and sales support functions.

     The sales cycle of a directory varies based on the size of the revenue base and can extend from a few weeks to as long as nine months. Once the canvass of customers for a directory is completed, the directory is “closed” and the advertisements are assembled into directories in the production cycle.

PRODUCTION AND DISTRIBUTION

     We develop a production planning guide for each directory, which is a comprehensive planning tool setting forth production specifications and the cost structure for that directory. Each production planning guide is incorporated into our annual production schedule and serves as the foundation for our annual budgeting process. Although we view our directories as annual publications, the actual interval between publications may vary from other than a twelve-month cycle. New directory starts can be incorporated into the production schedule without significant disruption because directory production is staggered throughout the year. As of December 31, 2001, we had a production staff of approximately 202 full-time employees.

     Our current production process includes post-sales, national sales order processing, advertisement design and manufacturing, white pages licensing and production, yellow pages production, community pages production and pagination. Production operations are primarily managed in-house to minimize costs and to assure a high level of accuracy.

     After the in-house production process is complete, the directories are then sent to outside vendors to be printed and distributed. We do not print any of our directories but instead contract with a limited number of printers to print and bind our directories. We contract with several outside vendors to distribute our directories to each business and residence in our markets.

RAW MATERIALS

     Our principal raw material is paper. We used approximately 50.3 million, 31.4 million, and 23.6 million pounds of directory grade paper for the fiscal years ended December 31, 2001, 2000, and 1999, respectively, resulting in a total cost of paper during such periods of approximately of $16.8 million, $9.9 million, and $6.6 million, respectively. We do not purchase paper directly from the paper mills; instead, our printers purchase the paper on our behalf at prices negotiated by us.

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

INTELLECTUAL PROPERTY

     We have registered five trademarks and one service mark used in our business. In addition, each of our publications is protected under Federal copyright laws. Telephone utilities are required to license directory listings of names and telephone numbers that we then license for a set fee per name for use in our white pages listings. Total licensing fees paid by us were $0.9 million, $0.2 million and $0.9 million in the years ended December 31, 2001, 2000 and 1999 respectively. In addition, we believe that the phrase “yellow pages” and the walking fingers logo are in the public domain in the United States. Otherwise, we believe that we own or license the intellectual property rights necessary to conduct our business.

EMPLOYEES

     As of December 31, 2001, we employed approximately 1,843 full-time employees, none of whom are members of a union. We believe that we have good relations with our employees.

ITEM 2. PROPERTIES

     We house our corporate, administrative and production staff at our headquarters located at 8344 Clairemont Mesa Boulevard, San Diego, California. Information as of December 31, 2001 relating to our leased corporate headquarters and other leased regional sales offices is set forth in the following table:

		SQUARE	TERM	DESCRIPTION OF
LOCATION	ADDRESS	FOOTAGE	EXPIRATION	USE

San Diego, CA	8344 Clairemont Mesa	45,820	05/31/10	Corporate/Production
Albany, NY	441 New Karner Rd., Ste. 100	7,500	11/30/04	Sales Office
Poughkeepsie, NY	4 Jefferson St. #500	6,210	12/31/03	Sales Office
Elmsford, NY	150 Clearbrook Road	8,775	12/31/08	Sales Office
Milford, CT	48 Wellington Rd., Ste. 100	6,477	4/30/05	Sales Office
San Antonio, TX	8930 Four Winds Dr. Ste. 141	2,053	6/30/06	Sales Office
Houston, TX	12727 Featherwood	9,543	11/30/07	Sales Office
Louisville, KY	2300 Envoy Circle #2301	6,514	3/31/02	Sales Office
Indianapolis, IN	2601 Fortune Circle E #100	3,943	11/30/02	Sales Office
Kettering, OH	3085 Woodman Dr. Ste. 120	3,312	1/31/06	Sales Office
Jackson, MI	2 Universal Way	4,284	11/30/02	Sales Office
Oklahoma City, OK	4901 W. Reno Ste. 800	5,291	6/30/02	Sales Office
Nashville, TN	2525 Perimeter Dr. Ste. 105	3,637	5/31/06	Sales Office
El Dorado Hills, CA	5160 Robert J. Matthews Bl #4	2,800	7/31/02	Sales Office
San Diego, CA	7220 Trade St. #200	8,454	1/31/04	Sales Office
Valley View, OH	9655 Sweet Valley Dr	3,143	9/30/05	Sales Office
Brunswick, GA	229 Merchants Way	1,440	5/31/03	Sales Office
Gainsville, FL	7208 W. University Ave	2,900	12/31/06	Sales Office
Fort Worth, TX	3800 Sandshell, Ste 180	5,843	2/28/05	Sales Office
Fort Worth, TX	2630 West Freeway, Ste 100	6,880	3/31/04	Sales Office
Macon, GA	4885 Riverside Dr. Ste 106	3,051	11/30/04	Sales Office
Palm Desert, CA	44-900 San Pablo	3,000	12/31/04	Sales Office
Bloomfield, CT	1295 Blue Hills Ave	2,750	8/31/03	Sales Office
Temecula, CA	41743 Enterprise Cir. N. #101, 102, 103	5,730	8/31/04	Sales Office
Austin, TX	314 Highland Mall Blvd, Ste 507	5,017	2/28/03	Sales Office
Tucson, AZ	6420 E. Broadway Blvd., Ste A-300	5,782	4/30/02	Sales Office
Salt Lake City, UT	1220 E. Vine Street	5,790	3/31/04	Sales Office
West Linn, OR	2442 8th Avenue	9,794	4/30/05	Sales Office
Federal Way, WA	33310 9th Avenue	8,553	7/31/04	Sales Office
Bellvue, WA	15375 SE 30th Place, Ste 310	8,912	4/30/04	Sales Office
Tulsa, OK	10820 E. 45th Street, Bld B	6,411	1/31/03	Sales Office

     We own two other sales offices and lease 74 other sales offices in more remote areas and periodically lease facilities for storage of directories.

ITEM 3. LEGAL PROCEEDINGS

     On October 24, 2001, WorldPages, Inc. was sued in the 44th Judicial District Court in Dallas County, Texas by Ionex Communications, Inc., formerly known as Compass Telecommunications, Inc. (“Ionex”). Ionex is claiming that it should be indemnified by WorldPages for what it alleges are breaches by WorldPages of certain of its representations and commitments under that certain Stock Purchase Agreement dated as of July 14, 1999. Ionex is seeking approximately $6 million plus fees and expenses relating to (i) indemnification for alleged breaches by WorldPages of its representations relating to accounts receivable, software licenses, taxes and litigation and (ii) reimbursement for severance payments that Ionex has made to former employees of WorldPages. WorldPages intends to vigorously defend against these claims. However, at this time, it is not possible to assess with any degree of accuracy WorldPages’ likelihood of prevailing with regard to such claims.

     The Company is party to various other litigation matters incidental to the conduct of its business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s financial condition or the results of its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for TransWestern’s membership units, and it is not expected that such a market will develop in the future. As of February, 2002 TransWestern had 1,000 membership units outstanding, all of which are held by TransWestern Holdings L.P. (“Holdings” or the “Partnership”), which is the sole member of TransWestern.

     Distributions on TransWestern’s membership units are governed by the Limited Liability Company Agreement of TransWestern Publishing Company LLC. The payment of distributions by TransWestern are restricted by the indenture relating to its Series F 9 5/8% Senior Subordinated Notes due 2007 (the “Series F notes”) and its senior credit facility.

     In December 2001, TransWestern and TWP Capital Corp. II, a wholly-owned subsidiary of TransWestern, exchanged $215.0 million of their Series F notes, which were registered under the Securities Act of 1933, for their outstanding Series D 9 5/8% Senior Subordinated Notes, which were previously registered under the Securities Act of 1933 and their outstanding Series E 9 5/8% Senior Subordinated Notes, which had been privately placed in May 2001.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth for the periods indicated selected historical consolidated financial data for the Company. The following selected historical consolidated financial data is qualified by the more detailed consolidated financial statements of the Company and the notes thereto included elsewhere in this annual report and should be read in conjunction with such consolidated financial statements and notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

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

     The consolidated statement of operations data for the years ended December 31, 2001, 2000 and 1999, and balance sheet data as of December 31, 2001 and 2000 have been derived from our audited consolidated financial statements included elsewhere in this annual report.

     The statement of operations data for the years ended April 30, 1998 and 1997 and the balance sheet data as of December 31, 1999 and April 30, 1998, and 1997, have been derived from our audited consolidated financial statements, which do not appear in this annual report.

     (dollars in thousands, except for average net revenue per account)

	YEARS ENDED

	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	APRIL 30,	APRIL 30,
	2001	2000	1999	1998	1998	1997

				(Unaudited)
STATEMENT OF OPERATIONS DATA:
Net revenue	$242,378	$177,346	$146,399	$108,889	$100,143	$91,414
Cost of revenues	49,859	33,302	26,345	20,930	20,233	19,500
Gross profit	192,519	144,044	120,054	87,959	79,910	71,914
Operating expenses:
Selling and marketing	111,625	72,927	59,370	44,968	40,290	36,640
General and administrative	23,515	14,784	14,541	10,862	9,502	10,422
Depreciation and amortization	51,484	27,855	19,934	7,244	7,086	6,399
Recapitalization transaction costs(a)	15,371	—	—	—	—	—
Contribution to Equity Compensation Plan	5,805	—	—	—	5,543	—

Total operating expenses	207,800	115,566	93,845	63,074	62,421	53,461

Income (loss) from operations	(15,281)	28,478	26,209	24,885	17,489	18,453
Other income, net	325	164	413	347	82	48
Interest expense	(32,266)	(25,906)	(22,786)	(17,785)	(13,387)	(7,816)

Income before extraordinary items	(47,222)	2,736	3,836	7,447	4,184	10,685
Extraordinary items(b)	(3,515)	—	—	—	(4,791)	—

Net income (loss)	$(50,737)	$2,736	$3,836	$7,447	$(607)	$10,685

OTHER DATA:
Capital expenditures	$1,320	$2,056	$1,521	$1,151	$996	$1,034
Cash flows provided by (used for):
Operating activities	(7,267)	17,178	10,545	11,247	15,681	15,302
Investing activities	(167,764)	(32,827)	(58,181)	(31,081)	(9,200)	(3,592)
Financing activities	199,983	16,443	34,736	(14,094)	(6,223)	(11,776)
EBITDA(c)	60,323	57,000	46,680	32,477	30,200	24,900
EBITDA margin(d)	24.9%	32.1%	31.9%	29.8%	30.2%	27.2%
Gross profit margin	79.4%	81.2%	82.0%	80.8%	79.8%	78.7%
Bookings(e)	$248,435	$167,141	$133,581	104,269	$99,492	$86,859
Advance payments as a % of net revenue(f)	40.9%	44.4%	45.3%	46.3%	46.0%	45.1%
Number of accounts(g)	207,832	161,524	135,097	106,582	97,479	93,157
Average net revenues per account(h)	$1,166	$1,098	$1,084	$1,022	$1,027	$981
Number of directories published	273	231	191	147	139	128
Ratio of earnings to fixed charges(i):	0.2x	1.1x	1.2x	1.4x	1.7x	2.3x
BALANCE SHEET DATA (AT END OF YEAR):
Working capital	$73,654	$23,750	$8,430	$18,188	$5,443	$24
Total assets	420,674	166,138	146,335	90,830	60,804	48,231
Total debt	448,377	269,895	252,756	211,690	179,735	78,435
Member deficit(j)	(97,783)	(142,097)	(144,833)	(148,669)	(145,912)	(50,722)

See accompanying notes to Selected Financial Data.

NOTES TO SELECTED FINANCIAL DATA

(a)	“Recapitalization transaction costs” were incurred as a result of recapitalization of the Partnership on June 28, 2001.

(b)	“Extraordinary item” represents the write-off of unamortized debt issuance costs related to the repayment of debt prior to maturity. See Note 4 of the Notes to the Consolidated Financial Statements contained elsewhere in the annual report.

(c)	“EBITDA” is defined as income (loss) before extraordinary item, discretionary contributions to the Company’s equity compensation plans (such contributions represent special distributions to the Company’s equity compensation plans in connection with refinancing transactions), non-recurring management bonuses and fees in connection with the June 2001 Recapitalization, plus interest expense and depreciation and amortization and is consistent with the definition of EBITDA in the indentures relating to the Company’s notes and in the Company’s senior credit facility. Contributions to the equity compensation plans were approximately $5.5 million for the year ended April 30, 1998 and approximately $5.8 million for the year ended December 31, 2001. EBITDA is not a measure of performance under accounting principles generally accepted in the United States (GAAP). EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company’s ability to service debt. The Company’s definition of EBITDA may not be comparable to that of other companies and is derived as follows:

(in thousands)

	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	APRIL 30,	APRIL 30,
	2001	2000	1999	1998	1998	1997

				(Unaudited)
Net income (loss)	$(50,737)	$2,736	$3,836	$7,447	$(607)	$10,685
Extraordinary loss and impairment of investment	3,765	250	—	—	4,791	—
Interest expense	32,266	25,906	22,786	17,785	13,387	7,816
Depreciation and amortization	51,484	27,854	19,934	7,244	7,086	6,399
Recapitalization transaction costs	15,371	—	—	—	—	—
Contribution to equity compensation plan	5,805	—	—	—	5,543	—
Non-recurring management recapitalization bonus	1,727	—	—	—	—	—
Tax expense	642	254	124	—	—	—

EBITDA	60,323	57,000	46,680	32,477	30,200	24,900

(d)	“EBITDA margin” is defined as EBITDA as a percentage of net revenues. Management believes that EBITDA margin provides a valuable indication of the Company’s ability to generate cash flows available for debt service.

(e)	“Bookings” is defined as the daily advertising orders received from accounts during a given period and generally occur at a steady pace throughout the year. Bookings generated by predecessor owners of acquired directories are excluded when the directory’s selling period is substantially complete as of the purchase date.

(f)	“Advance payments as a percentage of net revenues” is defined as, for a given period, all cash deposits received on advertising orders prior to revenue recognition as a percentage of net revenues recognized upon directory distribution.

(g)	“Number of accounts” is defined as the total number of advertising accounts for all directories published during a given period. Customers are counted as multiple accounts if advertising in more than one directory.

(h)	“Average net revenues per account” is defined as net revenues divided by the number of accounts.

(i)	“Ratio of earnings to fixed charges” is calculated by dividing earnings by fixed charges. Earnings consist of income (loss) before extraordinary item plus fixed charges. Fixed charges consist of interest, whether expensed or capitalized, amortization of debt issuance costs, whether expensed or capitalized, and an allocation of one-fourth of the rental expense from operating leases which management considers to be a reasonable approximation of the interest factor of rental expense.

(j)	Member deficit is the value of equity contributions to the Company by its member, TransWestern Holdings L.P., plus net income less Member distributions for income taxes and distributions related to recapitalization transactions completed during the years ended April 30, 1998 and December 31, 2001. Member distributions for income taxes during the years ended April 30, 1997 and 1998 totaled $5.8 million and $2.1 million, respectively. In connection with the October 1997 refinancing of the Partnership, $174.4 million was distributed to the limited and general partners of the Partnership. Furthermore, in connection with the June 2001 refinancing of the Partnership, approximately $38.0 million was distributed to the limited and general partners of the Partnership.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     TransWestern Publishing Company, L.P. (the “Partnership” or “Holdings”) was formed in 1993 to acquire the TransWestern Publishing Division of US West Marketing Resources Group, Inc., a subsidiary of US West Inc. In November 1997, the Partnership formed and contributed substantially all of its assets to TransWestern and TransWestern assumed or guaranteed all of the liabilities of the Partnership and the Partnership changed its name to TransWestern Holdings L.P. As a result of this transaction, the Partnership’s only assets are all of the membership interests of TransWestern. All of the operations that were previously being conducted by the Partnership are being conducted by TransWestern.

     In June 2001, the Partnership completed a recapitalization in which it received equity and debt proceeds totaling approximately $435.1 million (the “Recapitalization”). In the Recapitalization, new investors including Thomas H. Lee Equity Fund V, L.P. and its affiliates along with other investors, existing limited partners of the Partnership and the Partnership’s senior managers invested new and continuing capital of approximately $125.1 million in the Partnership. The proceeds of the equity investment together with approximately $310.0 million of Senior Credit Facility and senior subordinated debt financing were used (i) for approximately $30.0 million of consideration paid to redeem a portion of the Partnership’s limited partnership interests from certain existing limited partners, (ii) to acquire all of the outstanding stock of WorldPages for approximately $141.4 million, (iii) to repay approximately $137.5 million of outstanding debt and accrued interest under the Company’s existing credit facilities, (iv) to repay approximately $74.2 million of existing WorldPages debt and accrued interest after the consummation of the acquisition, (v) to pay approximately $28.7 million of costs, fees, and expenses associated with the Recapitalization and acquisition of WorldPages, (vi) to pay approximately $3.3 million to senior management for bonuses and deal fees associated with the Recapitalization of the Partnership, (vii) to pay approximately $5.2 million to the equity compensation trust for payment to senior and middle management associated with the Recapitalization, (viii) to pay approximately $2.7 million in fees and the discount associated with the issuance of $75.0 million of Series E Senior Subordinated Notes and (ix) approximately $12.1 million for general corporate purposes, including working capital.

     The Recapitalization was financed with (i) the $125.1 million equity investment, (ii) borrowings of $235.0 million under a $300.0 million (maximum) variable interest rate Senior Credit Facility and (iii) the issuance of $75.0 million of Series E 9 5/8 % Senior Subordinated Notes.

     On May 1, 1998, the Board of Directors of TransWestern Communications Company, Inc. (“TCC”), the general partner of the Partnership, the sole member of our Company, authorized the change of our fiscal year from a fiscal year ending April 30 to a fiscal year ending December 31. Starting with the quarter ending September 30, 1998, we began reporting on a calendar year end basis.

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

     Notwithstanding significant monthly fluctuation in net revenues and EBITDA recognized based on actual distribution dates of individual directories, quarterly recognition of net revenues and EBITDA fluctuate more throughout the year and typically increase at a higher rate than bookings, advance payments and total cash receipts when the Company is growing. This is primarily the result of the fact that revenues and the associated EBITDA related to a directory are only recognized when a directory is distributed. Our bookings and cash collection activities generally occur at a steady pace throughout the year and reflect the growth of our portfolio of directories and business more rapidly as we add additional account executives from acquired companies as a result of recognizing bookings and cash activities as they occur. The table below demonstrates that quarterly bookings, collection of advance payments and total cash receipts generally fluctuate less than net revenues and EBITDA.

     A significant portion of 2001 Q3 and Q4 net revenues associated with WorldPages was generated from advertising sold prior to the acquisition of WorldPages on June 28, 2001. The chart below does not reflect the bookings associated with net revenues recognized in 2001 Q3 and Q4 sold prior to the acquisition. Total cash receipts reflects cash received on accounts receivable or revenue recognized both prior to and after TransWestern’s acquisition of WorldPages.

	TWELVE MONTHS ENDING DECEMBER 31,
	(in millions)

	2001				2000

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Net revenues	$83.6	$63.6	$54.5	$40.7	$60.7	$43.1	$38.6	$34.9
Gross profit	68.1	48.7	43.4	32.3	49.9	34.7	31.5	27.9
Net income (loss)	(2.5)	(16.7)	(26.3)	(5.2)	9.3	(1.5)	(0.7)	(4.3)
EBITDA	24.9	12.3	14.3	8.9	23.7	12.8	12.0	8.5
Bookings	82.0	69.4	47.4	49.7	44.3	44.1	43.7	34.9
Advance payments	29.9	26.1	25.5	19.8	20.2	21.4	19.7	17.0
Total cash receipts	72.7	68.1	48.8	41.2	41.7	39.8	38.7	34.3

     For definitions of “EBITDA,” “Bookings,” and “advance payments” see the notes to Item 6 “Selected Financial Data.”

     Revenue Growth. A key factor in our Company’s revenue growth has been the increase in the number of directories published. Compared to the year ended April 30, 1997, the number of directories published has increased by 145, from 128 to 273 as of December 31, 2001, and we increased our total number of accounts from approximately 93,000 to approximately 208,000 over the same period. The growth in directories was primarily due to acquiring directories that expanded our presence in California, Florida, Ohio, Oklahoma, Texas, Georgia, Alabama, and Michigan. Excluding acquired directories, our net revenues grew 7.6%, 7.0% and 8.0% for the years ended December 31, 1999, 2000 and 2001 respectively. Our average revenue per account increased from $1,031 for the year ended April 30, 1998 to $1,166 for the year ended December 31, 2001. Our revenue renewal rate grew from 85.2% for the year ended April 30, 1998 to 86.5% for the year ended December 31, 2001 and account renewal rate grew from 73.0% for the year ended April 30, 1998 to 76.5% for the year ended December 31, 2001.

     Net revenues from the sale of Internet directory services amounted to less than 1% of net revenues for the year ended December 31, 2001. We anticipate that Internet revenues will be less than 1% of net revenues in 2002.

     Bookings. The length of the measurement periods for revenues and bookings are the same; however, the measurement period for bookings for each month is a four week period ending between the 10th and the last day of the month. Consequently, the measurement period for bookings lags the measurement period for revenue and other items by as much as 21 days. Growth in bookings year over year, which is closely correlated with the number of account executives, was 48.8%, 25.1% and 34.2% for the years ended December 31, 2001, 2000 and 1999 respectively. To facilitate future growth, we increased the size of our sales force by approximately 74.5% from an average of 736 in the year ended December 31, 2000, to an average of 1,284 in the year ended December 31, 2001.

     Cost of Revenues. Our costs of revenue are: production, paper, printing, distribution and licensing. Cost of revenues represented 20.6% of net revenues for the year ended December 31, 2001 compared to 18.8% for the year ended December 31, 2000 and 18.0% for the year ended December 31, 1999. At the individual directory level, production, printing, distribution and licensing costs are largely fixed for an established circulation, resulting in high marginal profit contribution from incremental advertising sales into an existing directory. Since 1995, our constant focus on process improvement and increased productivity has enabled us to minimize additional production and administrative costs while increasing the number of directories.

     Our principal raw material is paper. We used approximately 23.6, 31.4, and 50.3 million pounds of directory grade paper for the years ended December 31, 1999, 2000 and 2001, respectively, resulting in a total cost of paper during such periods of approximately $6.6, $9.9, and $16.8 million, respectively.

     White pages listings are licensed from telephone utilities for a set fee per name and the number of listings correspond directly to planned circulation and does not fluctuate. Total licensing fees incurred by us were $0.9, $0.2 and $0.9 million for the years ended

December 31, 1999, 2000 and 2001. Distribution is provided by several third-party vendors at a fixed delivery cost per directory as established by individual market.

     Selling and Marketing Expenses. Direct sales expense correlates closely with the size of our sales force. As we continue to increase the number of directories and to expand our total customer base, the number of account executives required to complete the annual selling cycle grows accordingly. Our ability to complete selling each directory within a prescribed time frame depends on account executive staffing levels and productivity. Historically, we have experienced a high turnover rate among our account executives, particularly among new hires, and therefore continue to invest in recruiting and training account executives to build the size of our sales force and to continue to grow revenue. The number of account executives has grown from an average of 610 in the year ended December 31, 1999, to an average of 1,284 during the year ended December 31, 2001.

     Cash Flow Management. We have instituted several policies to accelerate customer payments including:

•	requiring customers to make minimum deposits on their annual purchase at the time of contract signing;

•	requiring customers with small advertising purchases to pay 100% at the time of contract signing;

•	offering a cash discount to customers who pay 100% at the time of contract signing;

•	providing commission incentives to account executives to collect higher customer deposits earlier in the sales process;

•	shortening customer payment terms from twelve months to eight months or less; and

•	requiring new customers to begin payments immediately after contract signing rather than waiting for the directory to be distributed.

     Although we collect an advance payment from most advertisers, credit is extended based upon the size of the advertising program and customer collection history. While our accounts receivable are not subject to any concentrated credit risk, credit losses represent a cost of doing business due to the nature of our customer base, largely local businesses, and the use of extended credit terms. Generally, for larger and established accounts, credit may be extended under eight to twelve month installment payment terms. In addition, customers are given credits for the current year when errors occur in their advertisements. A reserve for bad debt and errors is established when revenue is recognized for individual directories. The estimated bad debt expense is determined on a market by market basis taking into account prior years’ collection history.

     Actual write-offs are taken against the reserve when management determines that an account is uncollectible, which typically will be determined after completion of the next annual selling cycle. Therefore, actual account write-offs may not occur until 12 to 15 months after a directory has been published. The estimated provision for bad debt equaled 11.1%, 9.8% and 8.7% of net revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Management regularly reviews actual write-offs of accounts receivable as compared to the reserve estimates made at the time individual directories are published.

RESULTS OF OPERATIONS

     The following table summarizes the Company’s results of operations as a percentage of revenue for the periods indicated:

	YEARS ENDED
	DECEMBER 31,

	2001	2000	1999

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	20.6	18.8	18.0

Gross profit	79.4	81.2	82.0
Sales and marketing	46.1	41.1	40.6
General and administrative	9.7	8.3	9.9
Depreciation and amortization	21.2	15.7	13.6
Recapitalization transaction costs	6.3	—	—
Contribution to equity compensation plan	2.4	—	—

Income (loss) from operations	(6.3)%	16.1%	17.9%

EBITDA	24.9%	32.1%	31.9%

     For the definition of “EBITDA,” see the notes to Item 6, “Selected Financial Data.”

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

     Net revenues increased $65.1 million, or 36.7%, from $177.3 million in the year ended December 31, 2000 to $242.4 million in the same period in 2001. We published 273 directories in the year ended December 31, 2001 compared to 231 in the same period in 2000. The net revenue growth was due to year to year growth in the same 216 directories published during both periods of $13.7 million, $53.3 million from 52 new directories and $3.7 million from five directories for which the publication date moved into the period; offset by $5.6 million of net revenues associated with 15 directories published in the year ended December 31, 2000 but not in the same period in 2001.

     Of the $53.3 million from new directories, $52.7 was due to directories acquired during the year and $0.6 million was due to new internally developed directories.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, same book revenue growth for the 216 directories published in both periods was 8.0%.

     Cost of revenues increased $16.6 million, or 49.7%, from $33.3 million in the year ended December 31, 2000 to $49.9 million in the same period in 2001. The increase was the result of $13.9 million of costs associated with 52 new directories published in the year ended December 31, 2001 and $0.7 million in costs associated with five books published in the year ended December 31, 2001, but not in the same period in 2000; offset by $1.3 million of costs associated with 15 directories published during the year ended December 31, 2000, but not in the same period in 2001. Direct costs of publishing the same 216 books in the year ended December 31, 2001 as compared to 2000 increased $1.3 million. Indirect production costs increased $2.0 million for the 2001 period.

     As a result of the above factors, gross profit increased $48.5 million, or 33.7%, from $144.0 million in the year ended December 31, 2000 to $192.5 million in the same period in 2001. Gross margin decreased from 81.2% in the year ended December 31, 2000 to 79.4% in the same period in 2001 as a result of higher direct costs on newly acquired directories and higher indirect production costs as a result of the WorldPages acquisition.

     Selling and marketing expenses increased $38.7 million, or 53.1%, from $72.9 million in the year ended December 31, 2000 to $111.6 million in the same period in 2001. The increase in direct sales costs was attributable to $13.8 million of costs associated with 52 new directories, $5.3 million of additional sales costs for the same 216 directories published during both periods, $0.9 million of costs associated with five directories that published in the year ended December 31, 2001 but not in the same period in 2000 offset by $1.5 million of costs associated with 15 books that published in the year ended December 31, 2000 but not in the same period in 2001. Indirect sales management costs increased $11.0 million. $7.5 million of these costs are associated with acquired sales offices and $3.5 million is related to increased support costs over the prior year. Our provision for bad debt for write-offs increased $9.6 million, or 11.1% as a percentage of net revenue, from $17.3 million in 2000 to $26.9 million in 2001. The increase in bad debts was attributable to $6.4 million of costs associated with 52 new directories, $3.4 million of additional bad debt for the same 216 directories published during both periods inclusive of an increase of $2.4 million due to potentially higher write-offs primarily associated with a recent increase in customer claims, $0.4 million of costs associated with five directories that published in the year ended December 31, 2001 but not in the same period in 2000 offset by $0.6 million of costs associated with 15 books that published in the year ended December 31, 2000 but not in the same period in 2001. Selling and marketing expense as a percentage of net revenues increased from 41.1% in the year ended December 31, 2000 to 46.1% in the same period in 2001 primarily as a result of increased direct sales costs associated with publishing the same 216 directories in 2001 compared to 2000 and direct and indirect costs associated with new books and offices as well as increasing the reserve for bad debts by $2.3 million due the deterioration of historical collection trends on various directories.

     General and administrative expense excluding depreciation and amortization increased $8.7 million, or 58.8%, from $14.8 million for the year ended December 31, 2000 to $23.5 million for the same period in 2001 primarily as a result of additional personnel hired to transition and support the acquisition of WorldPages, of which $6.2 million are non-recurring expenses. Depreciation and amortization increased $23.6 million, or 84.8%, from $27.9 million in the year ended December 31, 2000 to $51.5 million for the same period in 2001 due to the amortization of acquired intangibles attributed to recently acquired directories, primarily WorldPages.

     Recapitalization transaction costs of $15.4 million were incurred for the year ended December 31, 2001 as compared to zero for the same period in 2000 as a result of the recapitalization of the Partnership on June 28, 2001.

Contributions to the equity compensation plan of $5.8 million were incurred for the year ended December 31, 2001 as compared to zero for the same period in 2000 in connection with the recapitalization of the Partnership on June 28, 2001.

     As a result of the above factors, income (loss) from operations decreased $43.8 million, or 153.7%, from income of $28.5 million in the year ended December 31, 2000 to a loss of ($15.3) million in the same period in 2001. Income from operations as a percentage of net revenues decreased from 16.1% in the year ended December 31, 2000 to (6.3%) in the same period in 2001.

     Interest expense increased $6.4 million, or 24.6%, from $25.9 million in the year ended December 31, 2000 to $32.3 million in the same period in 2001.

     Income (loss) before extraordinary item decreased $50.2 million, from income of $2.7 million in the year ended December 31, 2000 to a loss of $47.2 million in the same period in 2001.

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

     Selling and marketing expenses increased $13.5 million, or 22.8%, from $59.4 million in the year ended December 31, 1999 to $72.9 million in the same period in 2000. The increase in direct sales costs was attributable to $5.7 million of costs associated with 41 new directories, $1.4 million of additional sales costs for the same 180 directories published during both periods, $1.3 million of costs associated with ten directories that published in the year ended December 31, 2000 but not in the same period in 1999 offset by $1.3 million of costs associated with eleven books that published in the year ended December 31, 1999 but not in the same period in 2000. Indirect sales management costs increased $2.4 million. $1.9 million of these costs are associated with acquired sales offices and $0.5 million is related to increased support costs over the prior year. Our provision for bad debt for write-offs increased $4.0 million, or 9.0% as a percentage of net revenue, from $11.9 million in 1999 to $15.9 million in 2000. The increase in bad debts was attributable to $1.8 million of costs associated with 41 new directories, $2.0 million of additional bad debt for the same 180 directories published during both periods primarily the result of increased revenues, $0.7 million of costs associated with ten directories that published in the year ended December 31, 2000 but not in the same period in 1999 offset by $0.5 million of costs associated with eleven books that published in the year ended December 31, 1999 but not in the same period in 2000. Selling and marketing expense as a percentage of net revenues increased from 40.6% in the year ended December 31, 1999 to 41.1% in the same period in 2000 primarily as a result of increased direct sales and support costs associated with publishing the same 180 directories in 2000 compared to 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures were $1.3, $2.1 million and $1.5 million for the years ended December 31, 2001, 2000 and 1999, respectively. Capital spending is used largely for computer hardware and software upgrades for the maintenance of production and operating systems. As of December 31, 2001, we did not have any material commitments for capital expenditures.

     Working capital increased $50.0 million from $23.7 million at December 31, 2000 to $73.7 million at December 31, 2001. Net accounts receivable, which represents the largest component of working capital, increased to $92.7 million as of December 31, 2001 compared to $49.0 million as of December 31, 2000 due to an increase in net revenues. Cash increased to $26.9 million as of December 31, 2001 from $2.0 million as of December 31, 2000. Current liabilities increased to $74.8 million as of December 31, 2001 from $40.4 million as of December 31, 2000, primarily as a result of increased customer deposits from our increased portfolio size as a result of acquisitions. Advance payments as a percentage of net revenues decreased from 44.4% for the year ended December 31, 2000 to 40.9% in the same period in 2001 due to lower advance payments on acquired books, specifically WorldPages books.

     Net cash provided by/(used for) operating activities was ($7.3) million, $17.2 and $10.5 million in the years ended December 31, 2001, 2000, and 1999. The decrease from the year ended December 31, 2000 compared to the year ending December 31, 2001 of $24.5 million was due to: a decrease in the level of trade receivables subsequent to the WorldPages transaction, an increase in the amount of deferred directory costs, and a lower level of accrued liabilities in December 2001 compared to December 2000. The increase of $6.6 million for the year ended December 31, 2000 as compared to 1999 is primarily the result of increased EBITDA of $10.3 million from directories publishing in 2000. This increase was partially offset by increased deferred directory costs and the payment of accrued acquisition costs during the year.

     Net cash used for investing activities was approximately ($167.8) million, ($32.8) million and ($58.2) million in the years ended December 31, 2001, 2000 and 1999, respectively. The increase in the year ended December 31, 2001 as compared to the year ended December 31, 2000 was mainly due to the WorldPages acquisition.

     Net cash provided by financing activities was approximately $200.0 million, $16.4 million and $34.7 million in the years ended December 31, 2001, 2000, and 1999, respectively. The increase in the cash provided by financing activities in the year ended December 31, 2001 was due to the borrowings under the senior term loan and revolving credit facility, as well as the issuance of senior subordinated notes offset in part by the repayment of the old revolving credit facility and the old senior term loan in connection with the recapitalization of the Partnership and acquisition of WorldPages in June of 2001. The $16.4 million of funds borrowed in the year ended December 31, 2000 was used to finance acquisitions during 2001. As compared to 1999, funds provided by financing activities in 2000 decreased $18.3 million, primarily as a result of lower acquisition activity in 2000.

     In connection with the Recapitalization of the Partnership in June 2001, we incurred significant debt. As of December 31, 2001 we had total outstanding long term indebtedness of $443.6 million, which represented an increase of $175.8 million, or 65.6%, from total outstanding long term indebtedness as of December 31, 2000. The outstanding long term indebtedness as of December 31, 2001 included: $215.0 million of TransWestern’s Series F 9 5/8% Senior Subordinated Notes due 2007 (excluding unamortized premium and discount), $30.5 million of outstanding borrowings under the Term A loan, $197.0 million of outstanding borrowings under the Term B loan, no outstanding borrowings under the revolving credit facility, and $0.3 million in acquisition related debt. As of

December 31, 2001 we had $65.0 million of additional borrowing availability under the revolving credit facility, none of which was outstanding.

     Our principal sources of funds are cash flows from operating activities and $65.0 million of available funds under our revolving credit facility. Based upon the successful implementation of our business and operating strategy, we believe that these funds will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations for the next twelve months, including the payment of principal and interest on our notes, as well as to provide funds for our working capital, capital expenditures and other needs. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. There can be no assurance that such sources of funds will be adequate and that we will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, we may require additional capital to fund future acquisitions and there can be no assurance that such capital will be available.

     In connection with our strategy of growing revenues from existing directories, we have increased our sales force from 532 employees at December 31, 1998 to 1,352 employees at December 31, 2001. We seek to continue to increase the absolute size of our sales force, however, exclusive of the effect of the increase in the sales force due to acquisitions, we currently do not believe that our sales force will increase at a rate equal to the percentage increase from 1998 to 2001. We do not believe that increases in the number of sales personnel will materially impact our liquidity.

     The senior credit facility and the indentures governing TransWestern’s notes significantly restrict the distribution of funds by TransWestern and the other indirect subsidiaries of the Partnership. We cannot assure you that the agreements governing the indebtedness of the Partnership’s subsidiaries will permit such subsidiaries to distribute funds to the Partnership in amounts sufficient to pay the accreted value or principal or interest on Partnership’s Discount Notes when the same becomes due, whether at maturity, upon acceleration or redemption or otherwise. The Partnership’s Discount Notes will be effectively subordinated in right of payment to all existing and future claims of creditors of subsidiaries of Holdings, including the lenders under the senior credit facility, the holders of TransWestern’s notes and trade creditors.

     We believe that the present market prices of the Partnership’s 11 7/8% senior discount notes represent an opportunity for us to reduce the Partnership’s long-term debt. Accordingly, we or one or more of our affiliates may purchase the Partnership’s senior discount notes from time to time in open market purchases or privately negotiated transactions. We will evaluate any such transactions in light of then existing market conditions, taking into account our current liquidity position.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

General

     TransWestern’s discussion and analysis of its financial condition and results of operations is based upon TransWestern’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires TransWestern to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, TransWestern evaluates its estimates, which are based on its historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

     TransWestern believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

     We recognize net revenues from the sale of advertising placed in each directory when the completed directory is distributed. Costs directly related to sales, production, printing and distribution of each directory are capitalized as deferred directory costs and then matched against related net revenues upon distribution. As the number of directories increases, the publication schedule is periodically adjusted to accommodate new books. In addition, changes in distribution dates are caused by market and competitive conditions as well as the staffing levels required to achieve the individual directory revenue goals. As a result, our directories may be published in a month earlier or later than the previous year which may move recognition of related revenues from one fiscal quarter or year to another.

     Net revenues from the sale of Internet directory services amounted to less than 1% of net revenues for the year ended December 31, 2001. We anticipate that Internet revenues will be less than 1% of net revenues in 2002.

Credit and Bad Debt

     Generally, advertising contracts with a cost no greater than $600 are paid in full at the time of sale.

     For larger contracts, credit is extended to new and renewal customers after receipt of a 33% down payment. The remaining balance is billed over no more than eight months beginning the month after sale. Generally, renewal customer accounts can be no more that sixty days past due at the time next year’s directory is published. Some renewal customers are not required to make a down payment and are billed over twelve months.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and for estimated losses for claims resulting from publication errors and omissions in customer advertising. Allowances are established on each directory by reviewing the prior year’s cash collection experience for that directory. We assume the collection experience in the current directory will be comparable to that of the prior year. We review the cash collection experience on an on-going basis for each directory in our entire portfolio. If the portfolio’s cash collection experience begins to perform below that of the prior year, management may choose to accrue additional allowances if the deceleration is believed to be anything more than temporary. If the financial condition of TransWestern’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if TransWestern’s claims for production errors were to increase, additional allowances may be required. Our historical experience currently indicates that annualized bad debts are approximately 10% of our revenues. If events such as those described above increase our historical rates by 1%, our bad debt expense could increase by approximately $2.0 million.

     The Company regularly retains collection agencies in an effort to collect on past due accounts. Actual write-offs are taken against the allowance when management determines an account is uncollectible. Recoveries of previously written-off amounts are recorded as other income at the point in time they are recovered.

Goodwill Impairment

     The Company assessed impairment of its goodwill based on the provisions of SFAS 121. In assessing impairment, the Company must make assumptions regarding the future cash flows and other factors to determine the fair value of goodwill or impairment thereof. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for this asset not previously recorded. During the year ended December 31, 2001, the Company did not record any impairment loss related to goodwill.

     The Company will apply SFAS 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in net income of $31.8 million in 2002. The Company will reclassify an assembled workforce intangible asset with an unamortized balance of $0.8 million to goodwill at the date of adoption. In accordance with SFAS 142 the Company will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first of the required impairment tests of goodwill as of January 1, 2002 and determined that there was no impairment at that date.

Contingencies

     We are subject to proceedings, lawsuits and other claims related to labor, product, and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserve may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10K contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. When used in this

Annual Report on Form 10K, the words “anticipate,” “believe,” “estimate,” “expect,” “intends” and similar expressions, as they relate to our Company are intended to identify forward- looking statements. Actual results could differ materially from those projected in the forward-looking statements. Important factors that could affect our results include, but are not limited to, (i) our high level of indebtedness; (ii) the restrictions imposed by the terms of our indebtedness; (iii) the turnover rate amongst our account executives; (iv) the variation in our quarterly results; (v) risks related to the fact that a large portion of our sales are to small, local businesses; (vi) our dependence on certain key personnel; (vii) risks related to the acquisition and start-up of directories; (viii) risks related to substantial competition in our markets; (ix) risks related to changing technology and new product developments; (x) the effect of fluctuations in paper costs; and (xi) the sensitivity of our business to general economic conditions. Additional information with respect to these and other factors that could cause our actual results to differ from those projected are included in the “Risk Factors” section of TransWestern’s Registration Statement on Form S-4, Registration No. 333-70470, filed with the SEC on October 19, 2001.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to interest rate risk in connection with the term loans and the revolving credit facility outstanding under our senior credit facility, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. As of December 31, 2001, there was approximately $33.6 million outstanding under the Term A loan (at an interest rate of 4.9% at such time), $199.0 million outstanding under the Term B loan (at an interest rate of 5.2% at such time), and nothing outstanding under the revolving credit facility. Based on such balances, an increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $2.3 million on an annual basis. We do not attempt to mitigate this risk through hedging transactions. All of our sales are denominated in U.S. dollars, thus we are not subject to any foreign currency exchange risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRANSWESTERN PUBLISHING COMPANY LLC
INDEX TO FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Member
TransWestern Publishing Company LLC

     We have audited the accompanying consolidated balance sheets of TransWestern Publishing Company LLC as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in member deficit, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransWestern Publishing Company LLC at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

San Diego, California
February 8, 2002

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

	DECEMBER 31,

	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$26,913	$1,961
Trade receivable, (less allowance for doubtful accounts of $19,444 and $10,419 at December 31, 2001 and 2000, respectively)	92,714	48,988
Deferred directory costs	25,617	11,848
Other current assets	3,245	1,334

Total current assets	148,489	64,131
Property, equipment and leasehold improvements, net	6,590	4,238
Acquired intangibles, net	252,403	90,033
Other assets, net	13,192	7,736

Total non-current assets	272,185	102,007

Total assets	$420,674	$166,138

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
Accounts payable	$17,851	$9,893
Salaries and benefits payable	9,883	5,378
Accrued acquisition costs	7,447	2,095
Accrued interest	4,028	2,715
Other accrued liabilities	2,249	810
Equity trust distribution payable	2,902	—
Customer deposits	25,420	17,449
Current portion, long-term debt	5,055	2,041

Total current liabilities	74,835	40,381
Long-term debt:
Series F 9 5/8% Senior Subordinated Notes	215,777	141,381
Senior credit facility Term A loan	30,545	62,678
Senior credit facility Term B loan	197,000	39,700
Revolving loan	—	22,500
Other long-term liabilities	300	1,595

Total non-current liabilities	443,622	267,854

Total liabilities	518,457	308,235

Member deficit	(97,783)	(142,097)

Total liabilities and member deficit	$420,674	$166,138

See accompanying notes.

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS EXCEPT MEMBER UNIT DATA)

	YEARS ENDED DECEMBER 31,

	2001	2000	1999

Net revenues	$242,378	$177,346	$146,399
Cost of revenues	49,859	33,302	26,345

Gross profit	192,519	144,044	120,054
Operating expenses:
Sales and marketing	111,625	72,927	59,370
General and administrative	23,515	14,784	14,541
Depreciation and amortization	51,484	27,855	19,934
Recapitalization transaction costs	15,371	—	—
Contribution to equity compensation plan	5,805	—	—

Total operating expenses	207,800	115,566	93,845

Income (loss) from operations	(15,281)	28,478	26,209
Other income, net	967	418	537
Interest expense	(32,266)	(25,906)	(22,786)

	(31,299)	(25,488)	(22,249)

Income (loss) before taxes and extraordinary item	(46,580)	2,990	3,960
Income taxes	(642)	(254)	(124)

Income (loss) before extraordinary item	(47,222)	2,736	3,836
Extraordinary loss	(3,515)	—	—

Net income (loss)	$(50,737)	$2,736	$3,836

Income (loss) before extraordinary item per member unit	$(47,222)	$2,736	$3,836

Net income (loss) per member unit	$(50,737)	$2,736	$3,836

See accompanying notes.

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER DEFICIT
(IN THOUSANDS)

Balance at December 31, 1998	$(148,669)
Net income	3,836

Balance at December 31, 1999	(144,833)
Net income	2,736

Balance at December 31, 2000	(142,097)

Net loss	(50,737)
Contributions from member	125,055
Distributions to member	(30,004)

Balance at December 31, 2001	$(97,783)

See accompanying notes.

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Years Ended December 31,

	2001	2000	1999

OPERATING ACTIVITIES
Net income (loss)	$(50,737)	$2,736	$3,836
Adjustments to reconcile net income (loss) to net cash provided by operating Activities:
Extraordinary item-non cash	—	—	—
Depreciation and amortization	51,484	27,855	19,934
Amortization of deferred debt issuance costs	1,919	1,160	1,104
Write-off of debt issuance costs	3,515	—	—
Provision for doubtful accounts	26,930	17,340	12,749
Impairment of investment	250	250	—
Loss on disposal of fixed assets	35	3	19
Changes in operating assets and liabilities, net of effects of purchased directories:
Trade receivables	(6,888)	(13,656)	(14,204)
Write-off of doubtful accounts	(17,906)	(17,914)	(13,067)
Recoveries of doubtful accounts	1,801	1,430	858
Deferred directory costs	(7,465)	(1,811)	411
Other current assets	689	(143)	(805)
Accounts payable	(1,161)	1,571	4,059
Accrued liabilities	(19,912)	(3,363)	(3,011)
Accrued interest	1,313	584	661
Customer deposits	6,019	1,136	(1,999)
Equity trust payable	2,902	—	—
Other current liabilities	(55)	—	—

Net cash provided (used) by operating activities	(7,267)	17,178	10,545
INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements	(1,320)	(2,056)	(1,521)
Payment for purchase of directories	(14,755)	(30,771)	(56,660)
Cash paid for acquisition of WorldPages net of cash assumed	(141,417)	—	—
Cash paid for deferred financing costs and other assets	(10,272)	—	—

Net cash used for investing activities	(167,764)	(32,827)	(58,181)
FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
Senior Term Loan	235,000	40,000	—
Revolving Credit Facility	61,700	63,600	71,700
Increase in other assets, primarily debt issuance costs, net	—	(898)	(1,656)
9 5/8% Senior Subordinated Notes	74,553	—	—
Repayments of long-term debt:
Revolving Credit Facility	(84,200)	(81,200)	(31,600)
Note payable	(1,600)	—	—
External Debt	—	(3,315)	(1,965)
Senior Term Loan	(106,819)	(1,744)	(1,743)
Repayment of debt acquired	(73,702)	—	—
Redemption of member units	(30,004)	—	—
Contributions from members	125,055	—	—

Net cash provided by financing activities	199,983	16,443	34,736

Net increase (decrease) in cash and cash equivalents	24,952	794	(12,900)
Cash and cash equivalents at beginning of period	1,961	1,167	14,067

Cash and cash equivalents at end of period	$26,913	$1,961	$1,167

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$29,036	$24,150	$21,020

See accompanying notes.

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Business Activities and Basis of Presentation

     TransWestern Publishing Company, L.P. (the “Partnership” or “Holdings”) was formed in 1993 to acquire the business of TransWestern Publishing from US West Marketing Resources Group, Inc. TransWestern Publishing was a division of US West prior to May 1993. TransWestern publishes and distributes local yellow page directories in twenty three states and operates in one reportable segment.

In June 2001, the Partnership completed a recapitalization in which it received equity and debt proceeds totaling approximately $435.1 million (the “Recapitalization”). In the Recapitalization, new investors including Thomas H. Lee Equity Fund V, L.P. and its affiliates along with other investors, existing limited partners of the Partnership and the Partnership’s senior managers invested new and continuing capital of approximately $125.1 million in the Partnership. The proceeds of the equity investment together with approximately $310.0 million of Senior Credit Facility and senior subordinated debt financing were used (i) for approximately $30.0 million of consideration paid to redeem a portion of the Partnership’s limited partnership interests from certain existing limited partners, (ii) to acquire all of the outstanding stock of WorldPages for approximately $141.4 million, (iii) to repay approximately $137.5 million of outstanding debt and accrued interest under the Company’s existing credit facilities, (iv) to repay approximately $74.2 million of existing WorldPages debt and accrued interest after the consummation of the acquisition, (v) to pay approximately $28.7 million of costs, fees, and expenses associated with the Recapitalization and acquisition of WorldPages, (vi) to pay approximately $3.3 million to senior management for bonuses and deal fees associated with the Recapitalization of the Partnership, (vii) to pay approximately $5.2 million to the equity compensation trust for payment to senior and middle management associated with the Recapitalization, (viii) to pay approximately $2.7 million in fees and the discount associated with the issuance of $75.0 million of Series E Senior Subordinated Notes and (ix) approximately $12.1 million for general corporate purposes, including working capital.

The Recapitalization was financed with (i) the $125.1 million equity investment, (ii) borrowings of $235.0 million under a $300.0 million (maximum) variable interest rate Senior Credit Facility and (iii) the issuance of $75.0 million of Series E 9 5/8 % Senior Subordinated Notes. The assets and liabilities of the Company are stated at historical cost and were not revalued to fair market value at the date of the Recapitalization. As a result of the Recapitalization, Thomas H. Lee Equity Fund V, L.P. and its affiliates collectively own approximately 68% of the equity of the Partnership.

     The membership interests of TransWestern Publishing Company LLC (“Transwestern” and together with Holdings and their direct and indirect subsidiary, the “Company”) consists of a single class of authorized common units (the “Member Units”). Holdings is the sole member of TransWestern and accordingly, holds all 1,000 of the issued and outstanding Member Units.

     TransWestern Communications Company, Inc. (“TCC”), the general partner of Holdings, held approximately 1.0% of Holdings outstanding partnership units in the period from formation (1993) through September 1997 and 1.7% from September 1997 to June 2001. Upon the closing of the Recapitalization, TCC holds approximately 1.4% of Holdings’ outstanding partnership units.

Principles of Consolidation

     The consolidated financial statements include the accounts of TransWestern and its direct and indirect wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

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

Revenue Recognition, Deferred Directory Costs and Customer Deposits

     Revenues from the sale of advertising placed in each directory are recognized upon the distribution of directories in their individual market areas. Advance payments received for directory advertising are shown as customer deposits in the accompanying balance sheets. Expenditures directly related to sales, production, printing and distribution of directories are capitalized as deferred directory costs and matched against related revenues upon directory distribution. Costs associated with salesperson compensation are included in sales and marketing costs. Costs associated with production, printing, and distribution are included in cost of revenues. The Company published and recognized revenues for 273, 231 and 191 directories during the years ended December 31, 2001, 2000 and 1999 respectively.

     Net revenues from the sale of Internet directory services amounted to less than 1% of net revenues for the year ended December 31, 2001. The related direct incremental costs to provide the Internet services are not material.

Concentration of Credit Risk

     Management believes it is not subject to a concentration of credit risk as revenues are not significantly concentrated in any single directory, industry, geographic region, or customer. However credit losses have represented a cost of doing business due to the nature of the customer base (predominantly small businesses) and the use of extended credit terms.

     A provision for doubtful accounts based on historical experience is recorded at the time revenue is recognized for individual directories and is included in sales and marketing. The estimated provision for doubtful accounts as a percentage of net revenues equaled 11.1%, 9.8% and 8.7% in the years ended December 31, 2001, 2000 and 1999, respectively. Actual write-offs are taken against the allowance when management determines that an account is uncollectible. In general, management makes this determination when an account has declared bankruptcy, has gone out of business, is significantly past due, or fails to renew for the following year’s directory. Recoveries of previously written-off amounts are recorded as other income at the point in time they are recovered.

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

     Long-Term Debt

     Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, management of the Company believes the fair value of long-term debt approximates its carrying value at December 31, 2001.

     Accounts Payable and Accrued Liabilities

     The carrying amounts approximate fair values because of short maturities of these instruments.

     Long-Lived Assets

     Property, equipment and leasehold improvements are carried at cost, less depreciation and amortization. Depreciation is computed using the straight-line method over the assets’ estimated useful lives which range from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease period.

     Acquired intangibles are carried at cost which represents the excess of the purchase price over the fair value of net tangible assets acquired in connection with acquisitions of regional providers of yellow page directories. Acquired intangibles consist primarily of customer lists with initial carrying values, which, in the opinion of management, are equal to fair market value on the date of acquisition. Acquired intangibles are being amortized over five years.

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

     In connection with the recapitalization, the Company incurred an extraordinary loss of $3.5 million to write-off existing debt issuance costs associated with the debt paid off by the Company in June 2001.

Income Taxes

     In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

Advertising Expense

     Advertising expenditures are charged to expense as incurred. The Company expensed $0.9 million, $0.2 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the Company’s provision for doubtful accounts. Actual results could differ from those estimates.

Reclassifications

     Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

New Accounting Pronouncements:

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

The Company will apply SFAS 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 is expected to result in an increase in net income of $31.8 million in 2002. The Company will reclassify an assembled workforce intangible asset with an unamortized balance of $0.8 million to goodwill at the date of adoption. In accordance with SFAS 142 the Company will test goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company performed the first of the required impairment tests of goodwill as of January 1, 2002 and determined that there was no impairment at that date.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. FAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. Management believes the impact on the financial statements of the Company will be immaterial.

2. DIRECTORY ACQUISITIONS

     For the year ended December 31, 2001 the Company acquired the following directories:

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

WorldPages, Inc. On June 28, 2001, the Company purchased the outstanding stock and assumed the debt of WorldPages for approximately $216.0 million. WorldPages is a provider of 42 directories in various markets throughout the United States.

     For the year ended December 31, 2000 the Company acquired the following directories:

     Desert Pages. On January 14, 2000, the Company purchased certain tangible and intangible assets of Desert Pages, Inc. for a total of $0.8 million. The purchase price consists of $7.2 million in cash and a promissory note of $0.8 million due eighteen months from the date of purchase, subject to adjustment based upon the actual collections of accounts receivable outstanding as of the closing during such period. Desert Pages published one directory in Palm Springs, California. As part of the acquisition, the Company acquired the rights to publish a second directory, (Morongo), that was published for the first time during the year ended December 31, 2000.

     Direct Media Corp. On February 15, 2000, the Company purchased certain tangible and intangible assets of Direct Media Corp. for a total of $3.4 million in cash. Direct Media published eight directories serving southeastern Georgia and the northeastern Florida area. As part of the acquisition, the Company acquired the rights to publish a new directory in Georgia that was published for the first time during the year ended December 31, 2000.

     Coastal Pages. On June 15, 2000, the Company purchased certain tangible and intangible assets of Coastal Pages, LLC. for a total of $3.5 million. The purchase price consisted of $3.2 million in cash and a $0.3 million non-interest bearing promissory note due approximately seven months from the date of purchase subject to achieving a net revenue target with respect to the December 2000 San Luis Obispo edition. Coastal Pages published three directories in the Central California Coast area.

     E&L Han Publishing. On July 7, 2000, the Company purchased certain tangible and intangible assets of E&L Han Publishing for a total of $0.3 million. E&L Han published one directory in Central California.

     New York Times. On July 18, 2000, the Company purchased certain tangible and intangible assets of The New York Times Company for a total of $16.6 million. The New York Times Company published nine directories in Florida and Louisiana. As part of the acquisition, the Company assumed certain liabilities of The New York Times Company totaling approximately $0.3 million.

     America West Publishing. On July 18, 2000, the Company purchased certain tangible and intangible assets of America West Publishing for a total of $1.3 million. The Company acquired two directories published by America West Publishing in the Central California area.

     American Directories. On September 1, 2000, the Company purchased certain tangible and intangible assets of American Directories for a total of $2.5 million. The Company acquired five directories published by American Directories in the Central California area.

     Brazos Valley Telephone Directory Company. On October 11, 2000, the Company purchased certain tangible and intangible assets of Brazos Valley Telephone Directory Company for a total of $0.3 million. The Company acquired one directory published by Brazos Valley in the Ft. Worth area of Texas.

These acquisitions have been accounted for under the purchase method of accounting and accordingly the purchase prices have been allocated to the tangible and intangible assets acquired based on their respective fair values at the date of acquisition. The allocation of the purchase price of WorldPages. is based on a preliminary allocation. The purchase price allocations are as follows:

(in thousands)

		Other
	WorldPages	Acquisitions	Total

Net tangible liabilities assumed	$(45,180)	$(1,293)	$(46,473)
Customer list	36,800	13,137	49,937
Goodwill	158,088	—	158,088
Noncompete	700	161	861
Assembled workforce	1,600	—	1,600

Total consideration	$152,008	$12,005	$164,013

     Total consideration paid in the purchase acquisitions is as follows:

		Other
	WorldPages	Acquisitions	Total

Cash paid for acquisition	$141,417	$11,800	$153,217
Merger fees incurred	10,591	205	10,796

	$152,008	$12,005	$164,013

     Assuming that the acquisitions referred to above had occurred on January 1, 2000 unaudited pro forma results of operations would have been as follows:

     (in thousands)

	Year ended,
	December 31,
	2001	2000

Net Revenue	$327,117	$291,970
Net Loss before extraordinary item	(67,695)	(51,974)
Net Loss	(71,210)	(52,224)
Net Income/Loss per unit	(71,210)	(52,224)

     These results give effect to pro forma adjustment for the amortization of acquired intangibles and for the additional interest expense on the debt incurred to fund the acquisitions.

3. FINANCIAL STATEMENT DETAILS

     Property, Equipment and Leasehold Improvements

     (in thousands)

	December 31,

	2001	2000

Land and building	$611	$183
Computer and office equipment	10,219	7,310
Furniture and fixtures	2,492	1,881
Leasehold improvements	660	458

	13,982	9,832
Less accumulated depreciation and amortization	(7,392)	(5,594)

	$6,590	$4,238

     ACQUIRED INTANGIBLES

     (in thousands)

		December 31,

	Useful life
	(months)	2001	2000

Customer base	60	$209,676	$158,021
Goodwill	60	158,089	—
Licensing agreements	72	1,224	1,224
Non-compete and assembled workforce	12-16	4,221	1,760
Less accumulated amortization		(120,807)	(70,972)

Acquired intangibles, net		$252,403	$90,033

     OTHER NON-CURRENT ASSETS

     (in thousands)

	December 31,

	2001	2000

Debt issuance costs	$17,027	$11,642
Less accumulated amortization of debt issuance costs	(3,835)	(4,156)

Debt issuance costs, net	13,192	7,486
Other	—	250

Other assets, net	$13,192	$7,736

4. FINANCING ARRANGEMENTS

     Principal balances under the Company’s long-term financing arrangements consist of the following:

     (in thousands)

	DECEMBER 31,

	2001	2000

Series F 9 5/8% Senior Subordinated Notes, including unamortized premium and discount of $777 and $1,381 at December 31, 2001 and 2000, respectively	$215,777	$141,381
Senior Credit Facility:
Term A loan	33,600	64,419
Term B loan	199,000	40,000
Revolving loan	—	22,500
Acquisition Debt	300	1,595

	448,677	269,895
Current portion of long-term debt	5,055	2,041

Long-term debt, net of current portion	$443,622	$267,854

SERIES F 9 5/8% SENIOR SUBORDINATED NOTES DUE 2007

     Maturity, Interest and Principal. On May 23, 2001 the Company placed $75.0 million of Series E 9 5/8% Senior Subordinated Notes due 2007 in contemplation of acquiring WorldPages. The Company simultaneously entered into a registration rights agreement with the initial purchasers in this private offering to exchange the Series D and E Senior Subordinated Notes for Series F Senior Subordinated Notes. The exchange offer was completed in December 2001. The $215.8 million outstanding aggregate amount of Series F 9 5/8% Senior Subordinated Notes (the “Notes”) consists of $215.0 million of Series F 9 5/8% Senior Subordinated Notes issued in December 2001 and approximately $0.8 million of unamortized premium and discount. The Notes will mature on November 15, 2007 and bear interest at a rate of 9 5/8% per annum. Interest is payable semiannually in arrears on each May 15 and November 15, to holders of record of the Notes at the close of business on the immediately preceding May 1 and November 1, respectively. The Company will pay interest on any overdue principal (including post-petition interest in a proceeding under any Bankruptcy Law), and interest, to the extent lawful, at the rate specified in the Senior Subordinated Notes. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, pari passu in right of payment to all senior subordinated indebtedness of the Company and senior in right of payment to all subordinated indebtedness.

     Optional Redemption. The Notes may be redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 2002 at the following redemption prices (expressed as a percentage of principal amount), together, in each case, with accrued interest to the redemption date, if redeemed during the twelve-month period beginning on November 15 of each year listed below:

YEAR	PERCENTAGE

2002	104.813%
2003	103.208
2004	101.604
2005 and thereafter	100.000

     In the event of redemption of fewer than all of the Notes, Wilmington Trust Company, (the “Trustee”), shall select, if the Notes are listed on a national securities exchange, in accordance with the rules of such exchange or, if the notes are not so listed, either on a pro rata basis or by lot or in such other manner as it shall deem fair and equitable the Notes to be redeemed; provided, that if a partial redemption is made with the proceeds of a Public Equity Offering, selection of the Notes or portion thereof for redemption will be made by the Trustee on a pro rata basis, unless such method is prohibited. The Notes will be redeemable in whole or in part upon not less than 30 nor more than 60 days prior written notice, mailed by first class mail to a holder’s last address as it shall appear on the register maintained by the Registrar of the notes. On and after any redemption date, interest will cease to accrue on the notes or portions thereof called for redemption unless the Company shall fail to redeem any such Senior Subordinated Note.

     Covenants. The Senior Subordinated Indenture contains covenants restricting the ability of the Company and its subsidiaries to, among other things, (i) incur additional indebtedness; (ii) prepay, redeem or repurchase debt;(iii) make loans and investments; (iv) incur liens and engage in sale lease-back transactions; (v) transact with affiliates; (vi) engage in mergers, acquisitions and asset sales; (vii) make optional payments on or modify the terms of subordinated debt; (viii) restrict preferred and capital stock of subsidiaries and (ix) declare dividends or redeem or repurchase capital stock. As of December 31, 2001, the Company was in compliance with covenants specified in the Senior Subordinated Indenture.

     Guarantee. Target Directories of Michigan, Inc. (“Target”), WorldPages, Inc., and TransWestern’s other direct and indirect material wholly-owned subsidiaries, fully and unconditionally guaranteed TransWestern’s outstanding 9 5/8% Series F Senior Subordinated Notes due 2007 on an unsecured senior subordinated basis. Target and WorldPages, Inc, and its subsidiaries are the Company’s only consolidated operating subsidiary, other than an inconsequential subsidiary which is a co-issuer of such notes, and has no debt senior to the Notes.

Separate full financial statements and other disclosures concerning the subsidiary guarantors have not been presented because, in the opinion of management, such information is not material or meaningful to investors. The following supplemental condensed consolidating financial data sets forth, balance sheets, statements of operations and statements of cash flow for (i) TransWestern Publishing Company LLC and (ii) the subsidiary guarantors.

CONSOLIDATING CONDENSED BALANCE SHEETS
DECEMBER 31, 2001
(IN THOUSANDS)

		Subsidiary
	TransWestern	Guarantors	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$21,986	$4,927	$—	$26,913
Trade receivable, (less allowance for doubtful accounts of $19,444 at December 31, 2001)	53,544	39,170	—	92,714
Deferred directory costs	11,403	14,214	—	25,617
Other current assets	9,745	(6,500)	—	3,245

Total current assets	96,678	51,811	—	148,489
Property, equipment and leasehold improvements, net	4,235	2,355	—	6,590
Acquired intangibles, net	73,710	178,693	—	252,403
Other assets, net	7,013	6,179	—	13,192
Investment in subsidiary	41,456	—	(41,456)	—

Total non-current assets	126,414	187,227	(41,456)	272,185

Total assets	$223,092	$239,038	$(41,456)	$420,674

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
Accounts payable	$14,971	$2,880	$—	$17,851
Salaries and benefits payable	6,038	3,845	—	9,883
Accrued acquisition costs	3,534	3.913	—	7,447
Accrued interest	2,885	1,143	—	4,028
Other accrued liabilities	1,522	727	—	2,249
Equity trust distribution payable	2,902	—	—	2,902
Customer deposits	19,405	6,015	—	25,420
Current portion, long-term debt	1,658	3,397	—	5,055

Total current liabilities	52,915	21.920	—	74,835
Long-term debt:
Series F 9 5/8% Senior Subordinated Notes	215,777	—	—	215,777
Senior credit facility Term A loan	16,581	13,964	—	30,545
Senior credit facility Term B loan	—	197,000	—	197,000
Revolving loan	—	—	—	—
Other long-term liabilities	300	—	—	300

Total non-current liabilities	232,658	210,964	—	443,622

Total liabilities	285,573	232,884	—	518,457

Member deficit	(62,481)	6,154	(41,456)	(97,783)

Total liabilities and member deficit	$223,092	$239,038	$(41,456)	$420,674

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2001
(IN THOUSANDS EXCEPT MEMBER UNIT DATA)

		Subsidiary
	TransWestern	Guarantors	Consolidated

Net revenues	$204,398	$37,980	$242,378
Cost of revenues	41,364	8,495	49,859

Gross profit	163,034	29,485	192,519
Operating expenses:
Sales and marketing	92,705	18,920	111,625
General and administrative	14,089	9,426	23,515
Depreciation and amortization	29,309	22,175	51,484
Recapitalization transaction costs	11,871	3,500	15,371
Contribution to equity compensation plan	5,805	—	5,805

Total operating expenses	153,779	54,021	207,800
Income (loss) from operations	9,255	(24,536)	(15,281)
Other income, net	637	330	967
Interest expense	(24,789)	(7,477)	(32,266)

Loss before taxes and extraordinary item	(14,897)	(31,683)	(46,580)
Income taxes	(102)	(540)	(642)

Loss before extraordinary item	(14,999)	(32,223)	(47,222)
Extraordinary loss	(1,950)	(1,565)	(3,515)
Net loss	$(16,949)	$(33,788)	$(50,737)

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2001
(IN THOUSANDS)

		Subsidiary
	TransWestern	Guarantor	Consolidated

OPERATING ACTIVITIES
Net income (loss)	$(16,949)	$(33.788)	$(50,737)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,309	22,175	51,484
Amortization of deferred debt issuance costs	1,370	549	1,919
Write-off of debt issuance costs	1,984	1,531	3,515
Provision for doubtful accounts	23,400	3,530	26,930
Impairment of investment	250	—	250
Loss on disposal of fixed assets	—	35	35
Changes in operating assets & liabilities, net of effects of purchased directories:
Trade receivables	(30,473)	23,585	(6,888)
Write-off of doubtful accounts	(14,794)	(3,112)	(17,906)
Recoveries of doubtful accounts	1,331	470	1,801
Deferred directory costs	279	(7,744)	(7,465)
Other current assets	(46)	735	689
Accounts payable	6,278	(7,439)	(1,161)
Accrued liabilities	(20,327)	415	(19,912)
Accrued interest	169	1,144	1,313
Customer deposits	2,471	3,548	6,019
Equity trust payable	2,902	—	2,902
Other current liabilities	(66)	11	(55)

Net cash provided by (used for) operating activities	(12,912)	5,645	(7,267)
INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements	(1,318)	(2)	(1,320)
Payment for purchase of directories	(14,755)	—	(14,755)
Cash paid for acquisition of WorldPages net of cash assumed	(141,417)	—	(141,417)
Cash paid for deferred financing costs and other assets	(10,272)	—	(10,272)

Net cash used for investing activities	(167,762)	(2)	(167,764)
FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
Senior Term Loan	235,000	—	235,000
Revolving Credit Facility	61,700	—	61,700
9 5/8% Senior Subordinated Notes	74,553	—	74,553
Repayments of long-term debt:
Revolving Credit Facility	(84,200)	—	(84,200)
Note payable	(1,312)	(288)	(1,600)
Senior Term Loan	(105,179)	(1,640)	(106,819)
Repayment of debt acquired	(73,702)	—	(73,702)
Redemption of member units	(30,004)	—	(30,004)
Contributions from members	125,055	—	125,055

Net cash provided by financing activities	201,911	(1,928)	199,983

Net increase in cash and cash equivalents	21,237	3,715	24,952
Cash and cash equivalents at beginning of year	750	1,211	1,961

Cash and cash equivalents at end of year	$21,987	$4,926	$26,913

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$29,036	$—	$29,036

SENIOR CREDIT FACILITY

     On June 28, 2001 the Company entered into a Senior Credit Facility with CIBC, First Union, and Fleet National Bank and other lenders pursuant to which the Company borrowed $35.0 million under a Tranche A Term Loan, and $200.0 million under a Tranche Term B Loan. The Company has the additional right to borrow up to $65.0 million under a revolving credit facility. At the mutual discretion of the Company and the Administrative Agent, the Company may make up to two requests at any time until June 28, 2003, to increase the then effective aggregate principal amount of either or both of the Term Loans or the revolving credit facility up to an aggregate amount of $35.0 million.

     Principal payments on the Senior Term Loan are due quarterly through maturity, June 27, 2008. The revolving credit facility expires on June 27, 2007. Borrowings under this agreement rank senior to all other indebtedness of the Company and are secured by all the assets of the Company. Principal outstanding under the Senior Credit Facility is required to be paid on a quarterly basis.

Security; Guaranty. The Revolving Credit Facility and the Senior Term Loan are secured by a first priority lien on substantially all of the properties and assets of the Company and its future subsidiaries, including a pledge of all of the shares of the Company’s future subsidiaries, if any. Future subsidiaries of the Company (if any) will be required to guarantee the Revolving Credit Facility and the Senior Term Loan.

     Interest. At the Company’s option, the interest rates per annum applicable to the Revolving Credit Facility and the Term Loans will be a fluctuating rate of interest measured by reference to (i) LIBOR plus the applicable borrowing margin, or (ii) a rate per annum equal to the higher of the published prime rate of the Agent Bank or the Federal Funds Rate (as defined in the Senior Credit Facility) as quoted by the Agent Bank plus 1/2 of 1% (the “ABR”) plus the applicable borrowing margin. The applicable borrowing margin for the Revolving Credit Facility ranges from 2.0% to 3.0% for LIBOR based borrowings and 0.75% to 1.75% for ABR based borrowings. The applicable borrowing margin for the Term B Loan is 3.0% for LIBOR based borrowings and 1.75% for ABR based borrowings. At December 31, 2001 the Company had $33.6 million outstanding under the Senior Term A loan under a one month LIBOR at 4.9%. On the Senior Term B Loan, the Company had $100.0 million outstanding under a three month LIBOR at 5.43% and $99.0 million outstanding under a one month LIBOR at 4.9%.

     Prepayments; Reductions of Commitments. The Senior Term Loan is required to be prepaid and commitments under the Revolving Credit Facility are required to be permanently reduced with: (i) 100% of the net cash proceeds of asset sales or other dispositions of property if such proceeds are not used to purchase or acquire other assets within 180 days of the original asset sale, subject to limited exceptions, (ii) 50% of excess cash flow (as defined) beginning with the twelve month period ended December 31, 2002, if the Company’s total leverage ratio (as defined) determined as of the last day of the twelve month period ended December 31, 2002 and all fiscal years ended December 31, thereafter, equals or exceeds 4.0 to 1, (iii) 100% of excess insurance proceeds (as defined) and (iv) 50% of the net proceeds (as defined) of issuances of equity securities or 100% of the net proceeds of debt obligations of the Company, subject to limited exceptions. Such mandatory prepayments and reductions will be applied first pro rata to the permanent repayment of the Term Loans, second pro rata to the permanent repayment of the Revolving Credit Facility. The Company may make voluntary prepayments in minimum principal amounts of $1,000 or a whole multiple of $100 in excess thereof in the case of LIBOR loans. In the case of ABR Loans, the Company may make voluntary prepayments in minimum principal amounts of $500 or a whole multiple of $100 in excess thereof.

     Covenants. The Senior Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among other things, (i) declare dividends or redeem or repurchase capital stock, (ii) prepay, redeem or repurchase debt, (iii) incur liens and engage in sale lease-back transactions, (iv) make loans and investments, (v) incur additional indebtedness, (vi) amend or otherwise alter debt and other material agreements, (vii) make capital expenditures, (viii) engage in mergers, acquisitions and asset sales, (ix) transact with affiliates, (x) alter its line of business, (xi) enter into guarantees of indebtedness, and (xii) make optional payments on or modify the terms of subordinated debt. The Company must also make certain customary indemnifications of the Lenders and their agents and is required to comply with financial covenants with respect to: (a) a minimum interest coverage ratio, (b) a minimum EBITDA, (c) a maximum leverage ratio, and (d) a minimum fixed charge coverage ratio (all defined in the Senior Credit Facility Agreement). The Senior Credit Facility also contains certain customary affirmative covenants. As of December 31, 2001, the Company was in compliance with all covenants specified in the Senior Credit Facility.

     Events of Default. Events of default under the Senior Credit Facility include (i) the Company’s failure to pay principal or interest when due, (ii) the Company’s material breach of any covenant, representation or warranty contained in the loan documents, (iii) customary cross-default provisions, (iv) events of bankruptcy, insolvency or dissolution of the Company, (v) the levy of certain judgments against the Company, (vi) certain adverse events under ERISA plans of the Company, (vii) the actual or asserted invalidity of security documents or guarantees of the Company or its subsidiaries, and (viii) a change of control of the Company.

Annual minimum principal payments for the Company’s total debt at December 31, 2001 are:

2002	5,055
2003	6,364
2004	7,673
2005	8,545
2006	10,727
2007	316,013
2008	94,000

$448,377

5. MEMBER DEFICIT

     TransWestern is a limited liability company formed under the Delaware Limited Liability Company Act (as amended from time to time, the “Limited Liability Act”) and is governed by the Limited Liability Company Agreement of TransWestern Publishing Company LLC (the “LLC Agreement”) executed by its manager, TCC.

     TransWestern’s equity interest consists of a single class of authorized common units (the “Member Units”). Holdings is the sole member of TransWestern and accordingly holds all of the issued and outstanding Member Units. Distributions to TransWestern’s member are at the sole discretion of the manager. Terms of the Senior Credit Facility and the Senior Subordinated Note Indenture generally limit TransWestern’s ability to pay cash distributions to its member other than distributions in amounts equal to the tax liability of the partners of Holdings resulting from the taxable income of TransWestern (the “Tax Distributions”). The Tax Distributions will be based on the approximate highest combined tax rate that applies to any one of Holdings’ limited partners.

     TCC has the sole right to make decisions regarding the management and affairs of TransWestern and has all the powers and rights necessary or appropriate to effectuate and carry out the purposes and business of TransWestern, including the authority to act for and bind TransWestern.

     The LLC Agreement provides that TransWestern’s existence shall continue until such time as the manager determines it is appropriate to dissolve, windup and terminate TransWestern or, if earlier, upon the occurrence of (i) the entry of judicial dissolution in accordance with the Limited Liability Act or (ii) the expulsion, bankruptcy, dissolution or withdrawal of Holdings. In the event of a termination of TransWestern, after satisfaction of all of TransWestern’s debts and liabilities, all of the assets of TransWestern would be distributed to Holdings or if TransWestern then has more than one member, pro rata based on the relative percentage interests in TransWestern of its members.

     Prior to the formation of TransWestern, the accumulated deficit of the Partnership arose from distributions to partners in accordance with the terms of the Partnership Agreement.

6. BENEFIT PLANS

401(k) and Profit Sharing Plan

     Substantially all of the Partnership’s employees are covered by a 401(k) and profit sharing retirement plan. Employees can make contributions to the plan up to the maximum amount allowed by federal tax code regulations. The Partnership may match the employee contributions, up to a limitation of 83% of the first 6% of annual earnings per participant. The Partnership may also make annual discretionary profit sharing contributions. Contributions to the plan for the years ended December 31, 2001, 2000 and 1999 were approximately, $1.8 million, $1.1 million and $0.8 million respectively.

Equity Compensation Plans

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

Employees receiving units in the 97 Plan are eligible to receive a ratable per unit share of cash distributions from the 97 Plan, if and when declared by the Plan Administrators. Generally, the Plan Administrators intend to distribute to employee unit holders all assets contributed to the 97 Plan within one year of the date of contribution. As of December 31, 2001, undistributed equity trust proceeds totaled $2.9 million.

In connection with the 2001 recapitalization, the Company established the 2001 TransWestern Holdings, L.P. Equity Compensation Plan (the “2001 Plan”). The 2001 Plan provides select key full-time employees with deferred compensation benefits for income tax purposes. Special distributions to the 2001 Plan are recorded as expense in the accompanying statements of operations when declared by the Board of Directors, generally following a significant refinancing transaction.

7. RESTRUCTURING AND OTHER CHARGES

     In connection with the WorldPages acquisition, the Company approved a plan to restructure the operations of WorldPages and its subsidiaries. Restructuring costs are composed of committed costs required to integrate the administrative, production and sales functions into the Company’s operations to achieve beneficial synergies and cost savings. The Company will recognize termination costs in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Business Combination. The following table displays the liabilities related to the restructuring and other charges recorded in the net liabilities assumed in the acquisition of WorldPages:

     Type of cost:

(in thousands)

	June 28,			Balance at
	2001	Payments	Adjustments	December 31, 2001

Employee separation	$4,100	$(3,309)	—	$791
Office lease settlement	986	—	443	1,429
Redundant assets	800	—	—	800

	$5,886	$(3,309)	$443	$3,020

Management believes that the remaining reserves for restructuring are adequate to complete its plan.

8. LEASE COMMITMENTS

     The Company leases office facilities in several cities throughout the United States under operating leases with remaining terms ranging from one to ten years. Total rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $3.8 million , $2.5 million and $2.4 million respectively. Annual minimum lease payments due as of December 31, 2001 under these leases are:

     (in thousands)

2002	$5,538
2003	4,535
2004	3,156
2005	2,035
2006	1,442
Thereafter	3,811

$20,517

9. RELATED PARTY TRANSACTIONS

     In connection with the Recapitalization in June 2001, the Partnership entered into a Management Agreement with Thomas H. Lee Advisors, LLC (“THL Co.”), an affiliate of Thomas H. Lee Equity Fund V, L.P., pursuant to which THL Co. agreed to provide (i) general executive and management services, (ii) identification, negotiation and analysis of financial and strategic alternatives, and (iii)

other services agreed upon by the Partnership and THL Co. On the Recapitalization closing date, THL Co. and the other equity investors in the Partnership each received their pro rata portion of a $10.0 million transaction fee. In addition, THL Co. and all other equity investors will receive a pro rata portion of the $1.0 million annual management fee (the “Management Fee”), plus THL Co. will be reimbursed for all reasonable out-of-pocket expenses (payable monthly in arrears). The Management Agreement has an initial term of one year, subject to automatic one-year extensions, unless the Partnership or THL Co. provides written notice of termination no later than 30 days prior to the end of the initial or any successive period.

10. LITIGATION

On October 24, 2001, WorldPages, Inc. was sued in the 44th Judicial District Court in Dallas County, Texas by Ionex Communications, Inc., formerly known as Compass Telecommunications, Inc. (“Ionex”). Ionex is claiming that it should be indemnified by WorldPages for what it alleges are breaches by WorldPages of certain of its representations and commitments under that certain Stock Purchase Agreement dated as of July 14, 1999. Ionex is seeking approximately $6.0 million plus fees and expenses relating to (i) indemnification for alleged breaches by WorldPages of its representations relating to accounts receivable, software licenses, taxes and litigation and (ii) reimbursement for severance payments that Ionex has made to former employees of WorldPages. WorldPages intends to vigorously defend against these claims. However, at this time, it is not possible to assess with any degree of accuracy WorldPages’ likelihood of prevailing with regard to such claims.

     The Company and/or its subsidiaries are parties to various other litigation matters incidental to the conduct of their business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s financial condition or the results of its operations.

11. INCOME TAXES

          The components of the provision for income taxes are as follows:

     (in thousands)

	Year ended,
	December 31,

	2001	2000

Current:
Federal	$423	$176
State	202	60

Current Tax Expense	625	236
Deferred:
Federal	(6,763)	15
State	(1,984)	3
Valuation Allowance	8,764	—

Deferred Tax Expense	17	18

Tax provision	$642	$254

     The provision for income taxes of $124,000 for the year ended December 31, 1999 is included in other income. As the amount is considered immaterial, the details of the provision and rate reconciliation are not presented herein.

     A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows:

(in thousands)

	Year ended,
	December 31,

	2001	2000

Federal income tax at statutory rate	$(15,837)	$1,017

	Year ended,
	December 31,

	2001	2000

State taxes	(1,061)	83
Losses (income) from entities not subject to income tax	3,176	(1,134)
Non-deductible amortization	5,533	433
Increase in valuation allowance	8,764	—
Other, net	67	(145)

Provision for income taxes	$642	$254

Deferred tax assets and deferred tax liabilities result from temporary differences in the following accounts. A valuation allowance of $15.6 million has been recorded as realization of such assets is uncertain. Included in the valuation allowance is $6.8 million of valuation allowance recorded in connection with the WorldPages acquisition. Should the deferred tax assets associated with the acquisition ultimately be recognized, the portion of the $6.8 million recognized will be allocated to reduce the goodwill recorded in the acquisition.

(in thousands)

	Year ended,
	December 31,

	2001	2000

Deferred tax assets:
Accounts receivable	$1,659	$4
Accrued liabilities	179	11
Property, plant & equipment	(131)	2
Operating loss carry forwards	30,934	—

Total deferred tax assets	32,641	17

Deferred tax liabilities:
Intangible assets	(11,453)	—
Deferred Costs	(5,622)	—

Total deferred tax liabilities	(17,075)	—
Valuation allowance	(15,566)	—

Net deferred tax assets	$—	$17

Net operating loss carry forwards of $78,144,000 expire in 2017 through 2021. Pursuant to Internal Revenue Code Section 382 and 383, use of the Company’s net operating loss carry forwards may be limited due to a cumulative change in ownership of more than 50% within a three year period.

12. GEOGRAPHIC INFORMATION

     (dollars in millions)

     Net revenues are attributed to geographic areas based on the region in which the directory is published.

	YEARS ENDED DECEMBER

	2001	2000	1999

NUMBER OF DIRECTORIES PUBLISHED
Northeast	58	53	51
Central	99	100	81
Southwest	61	42	38
West	55	36	21

Total	273	231	191

NET REVENUES
Northeast	$54.0	$48.6	$46.8
Central	66.9	61.7	48.0
Southwest	67.5	37.6	33.0
West	54.0	29.4	18.6

Total	$242.4	$177.3	$146.4

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF TRANSWESTERN

     The following table sets forth certain information with respect to the persons who are members of the Board of Directors (the “Board”) of TCC, the manager of TransWestern, or executive officers or key employees of TransWestern. TCC controls the policies and operations of TransWestern. The ages listed below are as of January 31, 2002.

NAME	AGE	POSITION AND OFFICES

Laurence H. Bloch	48	Chairman of the Board, Secretary and Director
Ricardo Puente	48	President, Chief Executive Officer and Director
Joan M. Fiorito	47	Vice President, Chief Financial Officer and Assistant Secretary
Marybeth Brennan	45	Vice President — Operations
Cynthia M. Hardesty	46	Vice President — Human Resources
Richard Larkin	38	Vice President — Internet Business Development
Steve Sparks	52	Executive Vice President — Sales
Michael Bynum	46	Executive Vice President — Sales
Ita Shea-Oglesby	44	Executive Vice President — Sales
Dennis Reimert	53	Executive Vice President — Sales
Jim Durance	39	Executive Vice President — Sales
C. Hunter Boll	46	Director
Christopher J. Perry	46	Director
Scott A. Schoen	43	Director
Marcus D. Wedner	39	Director
Charles A. Brizius	32	Director

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

     Ricardo Puente has been President of TransWestern and Holdings and a Director of TCC since 1993 and became Chief Executive Officer in October 1997. Previously, he held the positions of Vice President of Sales and Controller of TransWestern’s predecessor which he joined in 1988. Before joining TransWestern’s predecessor, Mr. Puente held various financial positions with the Pillsbury Company for nine years. After receiving his MS in Accounting from the University of Miami, Mr. Puente was a senior auditor with Touche Ross & Co. Mr. Puente earned a BS in Accounting from Florida State University.

     Joan M. Fiorito is the Vice President, Chief Financial Officer and Assistant Secretary of TransWestern and Holdings and prior to October 1997 was Vice President and Controller. Ms. Fiorito joined TransWestern’s predecessor in 1989 as Manager, Financial Planning & Analysis and subsequently was promoted to Controller. Prior to joining TransWestern’s predecessor, Ms. Fiorito was

Controller of Coastal Office Products. Ms. Fiorito received a BS in Management from Dominican College and an MBA in Finance from Fordham University.

     Marybeth Brennan has been TransWestern’s Vice President of Operations since its formation in 1993. Ms. Brennan joined TransWestern’s predecessor in 1987 as Production Manager, prior to which Ms. Brennan was Director of Publications for Maynard-Thomas Publishing. Ms. Brennan received a BA in English from Stonehill College.

     Cynthia M. Hardesty has been Vice President, Human Resources of TransWestern since January 1, 1999. Ms. Hardesty is responsible for all human resource activities within TransWestern. Ms. Hardesty had served as Director, Human Resources for the prior five years. She joined TransWestern’s predecessor in March, 1991 as a Senior Human Resources Associate. Prior to joining TransWestern’s predecessor, she was Manager of Employment and Training with Emerald Systems. Ms. Hardesty has a BS in Business Administration from National University.

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

     Steve Sparks joined TranWestern as an Executive Vice President of Sales with the acquisition of WorldPages in June 2001. His responsibilities include the Pacific Coast Publishing division of WorldPages which covers Washington, Oregon, Utah, and Arizona and he is also responsible of the Dallas / Fort Worth, Texas and Oklahoma districts. Mr. Sparks joined Great Western Directories at its inception in 1984 and held several sales management positions with WorldPages prior to the merger with TransWestern. His most recent position was Vice President of Print and Internet Sales of WorldPages. Mr. Sparks holds a BBA from the University of Texas at Arlington.

     Michael Bynum was promoted to Executive Vice President of TransWestern effective May 1, 1998. His responsibilities include the management of the North Florida, Georgia, Kentucky/Indiana, Tennessee, and Michigan Region. Since 1993, Mr. Bynum has been Regional Vice President overseeing the Kentucky/Indiana/ Tennessee/Oklahoma/Kansas/ North Texas Region. Mr. Bynum joined TransWestern’s predecessor in 1985 as a sales associate and holds a BA in Management from Cameron University.

     Ita Shea-Oglesby was promoted to Executive Vice President of TransWestern effective May 1, 1998. Her responsibilities include the management of the South Texas and Louisiana Region, San Antonio Region, Downstate New York Region, Connecticut Region, and the Northern and Southern California Regions. Since 1993, Ms. Shea-Oglesby has been Regional Vice President overseeing the South Texas, Louisiana Region and the Northern California Region. Ms. Shea-Oglesby joined TransWestern’s predecessor in 1983 and previously held the positions of Area Sales Manager, Sales Trainer and District Sales Manager. Ms. Shea-Oglesby earned a BA from Louisiana State University.

     Dennis Reimert rejoined the Company as Executive Vice President with TransWestern’s acquisition of American Media in October 1999. Mr. Reimert began his yellow pages career with the telephone company in 1975. In 1980 he co-founded TransWestern Publishing and served as Vice President until 1989 when he left to co-found American Media. His responsibilities include the management of the South West Riverside Region, Palm Springs Region, Central California Coast region, and certain new start-up directories in Southern California.

     Jim Durance was promoted to Executive Vice President of TransWestern Publishing in August 1999. His responsibilities include the management of the Ohio, Cleveland and Upstate New York Region. Mr. Durance has been in the directory publishing business since 1987. Mr. Durance held the positions of Account Executive with Southwestern Bell, General Manager with Consumer Yellow Pages, and Division Sales Manager with Mast Advertising (prior to TransWestern’s acquisition of Mast). He also held the positions of Area Sales Manager and District Sales Manager with TransWestern. Mr. Durance holds an Associates degree in Business with Macomb College.

     C. Hunter Boll became a Director of TCC upon the consummation of the recapitalization completed in October 1997. Mr. Boll is a Managing Director of Thomas H. Lee Partners, L.P. where he has been employed since 1986. From 1984 through 1986, Mr. Boll was with the Boston Consulting Group. From 1977 through 1982, he served as an Assistant Vice President, Energy and Minerals Division of Chemical Bank. Mr. Boll is a director of Big V Supermarkets, Inc., Cott Corp., Metris Companies, Inc., The Smith & Wollensky

Restaurant Group, Inc., and United Industries Corporation. Mr. Boll received a B.A. in Economics from Middlebury College and an M.B.A. from the Stanford Graduate School of Business.

Christopher J. Perry has been a Director of TCC since 1994. Mr. Perry is a Partner of CIVC Partners, LLC, the successor to Continental Illinois Venture Corporation, which he joined in 1994. Mr. Perry has been at Bank of America or, prior to its merger with Bank of America, Continental Bank, since 1985. Prior positions with Bank of America or Continental Bank include Managing Director and head of the Mezzanine Investments Group and Managing Director and head of the Chicago Structured Finance Group. Prior to joining Continental Bank, Mr. Perry was in the Corporate Finance Department of Northern Trust. In addition to being a Director of TCC, Mr. Perry is a Director of General Roofing Services, The Brickman Group, Ltd, RAM Reinsurance Company, Ltd., Wastequip, Inc., LA Fitness International, LLC, Wintrust Financial Corporation, and Kellermeyer Business Services, LLC. Mr. Perry received a BS from the University of Illinois and an MBA from Pepperdine University and is a certified public accountant.

     Scott A. Schoen became a Director of TCC upon consummation of the recapitalization completed in October 1997. Mr. Schoen is a Managing Director of Thomas H. Lee Partners, L.P. where he has been employed since 1986. Prior to joining the Firm, Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen is a director of ARC Holdings, LLC, Rayovac Corporation, Syratech Corp., United Industries Corporation, Wyndham International Inc. and Axis Specialty Limited. Mr. Schoen received a B.A. in History from Yale University, a J.D. from Harvard Law School and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Schoen is a member of the New York Bar.

     Marcus D. Wedner has been a Director of TCC since its formation in 1993. Mr. Wedner is a partner of CIVC Partners, LLC, the successor to Continental Illinois Venture Corporation. Mr. Wedner joined Continental Illinois Venture Corporation in 1988. Previously, Mr. Wedner held marketing and sales management positions at Pacific Telesis Group and as an associate with Goldman, Sachs & Co. In addition to being a Director of TCC, Mr. Wedner is a Director of General Roofing Services, Precision Tube Technology, Inc. and K&K Screw Products, LLC. Mr. Wedner holds a BA from the University of California at Los Angeles and received an MBA from the Harvard Graduate School of Business Administration.

     Charles A. Brizius became a Director of TCC in April 2000. Mr. Brizius is a Vice President of Thomas H. Lee Partners, L.P. and he joined the firm in 1993. From 1991 through 1993, Mr. Brizius was with Morgan Stanley & Co. Incorporated where he was a financial analyst in the bank’s Financial Institutions Group, Investment Banking Division. Mr. Brizius serves or has served as a Director of numerous public and private companies in which the Lee Company and its affiliates have invested including Big V Supermarkets, Inc., Eye Care Centers of America, Inc., and United Industries Corporation. Mr. Brizius received a B.B.A. in Finance and Accounting from Southern Methodist University and an M.B.A. from the Harvard Graduate School of Business Administration.

     At present, all Directors are elected and serve until a successor is duly elected and qualified or until his or her earlier death, resignation or removal. All members of the Board of Directors set forth herein were elected pursuant to an investor’s agreement that was entered into in connection with the Recapitalization. See “Certain Relationships and Related Transactions — Investors Agreement.” There are no family relationships between any of the Directors of TCC or executive officers of the company. Executive officers of the company are elected by and serve at the discretion of the Board of Directors of TCC.

     TCC’s Board of directors has two committees, an audit committee and a compensation committee. Messrs. Boll, Brizius and Perry serve on the audit committee and Messrs. Boll, Schoen and Wedner serve on the compensation committee.

     The audit committee is responsible for making recommendations to TCC’s Board regarding the selection of independent auditors, reviewing the results and scope of the audit and other services provided by the Company’s independent auditors and reviewing and evaluating the Company’s audit and control functions. The compensation committee is responsible for determining salaries and incentive compensation for executive officers and key employees of the Company.

     TCC’s Board may establish other committees from time to time to facilitate the management of the Company.

ITEM 11. EXECUTIVE COMPENSATION

     The compensation of executive officers of TransWestern is determined by the Compensation Committee of the Board of TCC. The following Summary Compensation Table includes individual compensation information for the Chairman, the President and Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”) for services rendered in all capacities to the Company during the periods set forth below. There were no stock options exercised during our last fiscal year nor were there any options outstanding at the end of our last fiscal year.

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION

				OTHER ANNUAL	LTIP	ALL OTHER
	PERIOD(a)	SALARY	BONUS	COMPENSATION(b)	PAYMENTS(c)	COMPENSATION(d)

Ricardo Puente	1	315,600	402,531	—	4,907,313	489,781
President, Chief Executive Officer	2	279,598	238,133	—	—	24,321
	3	283,133	73,320	—	—	21,006
Laurence H. Bloch	1	255,599	404,490	—	480,544	213,363
Chairman of the Board and Secretary	2	247,199	233,009	—	—	20,475
	3	233,009	4,599	—	—	16,279
Joan M. Fiorito	1	177,200	231,189	—	947,632	104,527
Vice President, Chief Financial Officer	2	149,413	136,800	—	—	14,576
and Assistant Secretary	3	139,314	2,700	—	—	10,562
Marybeth Brennan	1	182,200	239,685	—	947,632	104,832
Vice President — Operations	2	150,549	139,174	—	—	14,614
	3	139,173	2,747	—	—	10,683
Michael Bynum	1	152,200	201,200	—	947,632	105,132
Executive Vice President — Sales	2	132,448	121,600	—	—	14,332
	3	121,600	2,400	—	—	9,790

(a)	1 — refers to the fiscal year ended December 31, 2001

2 — refers to the fiscal year ended December 31, 2000

3 — refers to the fiscal year ended December 31, 1999

(b)	None of the prerequisites and other benefits paid to each named executive officer exceeded the lesser of $50,000 or 10% of the annual salary and bonus received by each Named Executive Officer.

(c)	Represents distributions in the 2001 Recapitalization with respect to Class B Units that had been issued to the Named Executive Officers in the 1997 Recapitalization. In the 2001 Recapitalization, each of the Named Executive Officers exchanged the Class B Units obtained in the 1997 Recapitalization for new Class A Units and Preferred Units. See “Certain Relationships and Related Transactions — Benefit of the 2001 Recapitalization to Directors, Executive Officers and Certain Beneficial Owners.”

(d)	All Other Compensation for the twelve month period ended December 31, 2001 includes:

	401K PROFIT	TAX	MANAGEMENT	EQUITY	TOTAL ALL OTHER
	SHARING PLAN	PREPARATION	FEES	PLACEMENT FEES	COMPENSATION

Ricardo Puente	10,416	2,700	16,488	460,177	489,781
Laurence Bloch	10,416	3,350	9,014	190,583	213,363
Joan Fiorito	10,416	895	3,120	90,096	104,527
MaryBeth Brennan	10,416	1,200	3,120	90,096	104,832
Michael Bynum	10,416	1,500	3,120	90,096	105,132

The salaries for each of the named executive officers are established pursuant to their employment agreements and their bonuses are based on the achievement of certain EBITDA targets set forth in their employment agreements. See “-Employment Agreements.” Bonuses for the named executive officers are paid based on the performance of the Company, including the achievement of certain internal targets.

COMPENSATION OF DIRECTORS

     TransWestern is a limited liability company and Holdings is a limited partnership, both of which are controlled by TCC. The Directors of TCC are not paid for their services, although Directors are reimbursed for out-of-pocket expenses incurred in connection with attending Board meetings.

EQUITY COMPENSATION ARRANGEMENTS

     Holdings’ Class B Units are designed to encourage performance by providing the members of management the opportunity to participate in the equity growth of the Company. There are 10,000 Class B Units authorized, 7,827.65 of which have been issued to the Company’s senior managers and 2,172.35 of which have been issued to the Equity Compensation Plan as discussed below. See “Certain Relationships and Related Transactions.”

     In fiscal 1994, the Company established the TransWestern Publishing Company, L.P. Equity Compensation Plan (the “ 1994 Equity Compensation Plan”) to provide approximately 60 of the Company’s managers, other than certain senior executives, including Messrs. Bloch and Puente, the opportunity to participate in the equity growth of the Company without having direct ownership of the Company’s securities. In connection with the 1997 Recapitalization, the Company reserved $5.5 million for distributions to participants in the 1994 Equity Compensation Plan, one half of which was distributed in October 1997 and one half of which was distributed in October 1998. Special distributions made pursuant to the 1994 Equity Compensation Plan were recorded as an expense in the Company’s financial statements when declared by the Board of Directors. Employees participating in the 1994 Equity Compensation Plan were eligible to receive a ratable per unit share of cash distributions made pursuant to the 1994 Equity Compensation Plan, if and when, declared. Distributions totaled $2.8 million, $0.0 million and $0.0 million in the years ended December 31, 1998, 1999, and 2000. As of December 31, 2000, there were no undistributed proceeds under the 1994 Equity Compensation Plan.

     As a result of the 1997 Recapitalization, the 1994 Equity Compensation Plan was terminated. However, the Company adopted the 1997 Equity Compensation Plan which functions similarly to the 1994 Equity Compensation Plan. In connection with the 2001 Recapitalization, the Company reserved approximately $5.2 million for distributions to participants of the 1997 Equity Compensation Plan, 50% of which was distributed in July 2001 and 50% of which will be distributed in July 2002. The 1997 Equity Compensation Plan will remain in force until all of its assets are distributed to the participants.

     In connection with the 2001 Recapitalization, the Company formed the 2001 Equity Compensation Plan which functions similarly to the 1994 Equity Compensation Plan and 1997 Equity Compensation Plan. As of the date of this Annual Report, the 2001 Equity Compensation Plan holds 2,000 Class B Units.

EMPLOYMENT AGREEMENTS

     The following Executives have each entered into an employment agreement (each, an “Employment Agreement”) with TransWestern containing the terms set forth below.

Executive	Position	Term	Base Salary (a)	Bonus

Ricardo Puente	President, Chief Executive Officer	July 2, 2006	$300,000	(b)
Laurence Bloch	Chairman of the Board and Secretary	July 2, 2006	$248,399	(b)
Joan Fiorito	Vice President, Chief Financial Officer and Assistant Secretary	July 2, 2004	$170,000	(b)
MaryBeth Brennan	Vice President — Operations	July 2, 2004	$175,000	(b)
Michael Bynum	Executive Vice President -Sales	July 2, 2004	$145,000	(b)
Ita-Shea Oglesby	Executive Vice President -Sales	July 2, 2004	$145,000	(b)
Dennis Reimert	Executive Vice President -Sales	July 2, 2004	$141,795	(b)
Steve Sparks	Executive Vice President -Sales	July 2, 2002	$200,000	$100,000 annually

(a)	Subject to annual increases based on the consumer price index and other factors.

(b)	Up to 100% of salary based upon achievement of certain EBITDA targets.

     Each executive’s employment may be terminated by the Company at any time with cause or without cause. If such executive is terminated by the Company with cause or resigns other than for good reason, the executive will be entitled to his base salary and fringe benefits until the date of termination, but will not be entitled to any unpaid bonus. Each executive will be entitled to their base salary and fringe benefits and any accrued bonus for a period of twelve months following their termination in the event such executive is terminated without cause or resigns with good reason. Messrs. Bloch and Puente will be entitled to any accrued bonus in the event either executive is terminated without cause or resigns with good reason. The Employment Agreements also provide each executive with customary fringe benefits and vacation periods. “Cause” is defined in the Employment Agreements to mean:

•	the commission of a felony or a crime involving moral turpitude or the commission of any other act or omission involving dishonesty, disloyalty or fraud with respect to the Company or any of its subsidiaries;

•	conduct tending to bring the Company or any of its subsidiaries into substantial public disgrace or disrepute;

•	the substantial and repeated failure to perform duties as reasonably directed by TCC or the Company;

•	gross negligence or willful misconduct with respect to the Company or any subsidiary; or

•	any other material breach of the Employment Agreement or Company policy established by the Board, which breach, if curable, is not cured within 15 days after written notice thereof to the executive.

     “Good Reason” is defined to mean the occurrence, without such executive’s consent, of:

•	a reduction by the Company of the executive’s annual base salary by more than 20%;

•	any willful action by the Company that is intentionally inconsistent with the terms of the Employment Agreement or the executive’s Executive Agreement (as defined herein); or

•	any material reduction by TCC or the Company in the powers, duties or responsibilities which the executive was entitled to exercise as of the date of the Employment Agreement.

     Each of the named Executive Officers have also entered into Executive Agreements with the Company pursuant to which they purchased Class B Units of the Partnership. See “Certain Relationships and Related Transactions — Executive Agreements.”

401(K) AND PROFIT SHARING PLAN

     The Company has a 401(k) and profit-sharing retirement plan for the benefit of substantially all of its employees, which was qualified for tax exempt status by the Internal Revenue Service.

     Employees can make contributions to the plan up to the maximum amount allowed by federal tax code regulations. The Company may match the employee contributions, up to 83% of the first 6% of annual earnings per participant. The Company may also make annual discretionary profit sharing contributions. The Company’s contributions to the 401(k) and profit-sharing plan for the years ended April 30, 1998, December 31, 1999 and December 31, 2000 were approximately $1.1 million, $0.8 million, and $1.4 million respectively. On May 12, 1998, the Company elected to change its fiscal year from April 30 to December 31 as reported on Form 8-K. The Company amended the plan year of the TransWestern Publishing 401(k) and Profit Sharing Plan from April 30 to December 31 on December 31, 1997.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the membership interests in TransWestern are owned by Holdings. The following table sets forth certain information regarding the beneficial ownership of the equity securities of Holdings by:

•	each of the directors of TCC and the executive officers of TransWestern;

•	all directors of TCC and executive officers of TransWestern as a group; and

•	each owner of more than 5% of any class of equity securities of Holdings.

     Unless otherwise noted, the address for each executive officer of TransWestern and the directors of TCC is c/o TransWestern, 8344 Clairemont Mesa Boulevard, San Diego, California 92111.

	CLASS A			PERCENT
	COMMON	PERCENT OF	PREFERRED	OF
NAME AND ADDRESS OF BENEFICIAL OWNER	UNITS(a)	CLASS	UNITS	CLASS

DIRECTORS AND EXECUTIVE OFFICERS:
Laurence H. Bloch(b)	24,698	1.6%	24,698	1.6%
Ricardo Puente(c)	53,569	3.5	53,569	3.5
Joan M. Fiorito(d)	8,673	*	8,673	*
MaryBeth Brennan(e)	8,673	*	8,673	*
Michael Bynum(f)	8,673	*	8,673	*
C. Hunter Boll(g) (h)	917,031	60.1	917,031	60.1
Charles A. Brizius (g)	911,429	59.7	911,429	59.7
Christopher J. Perry(i)	193,331	12.7	193,331	12.7
Scott A. Schoen(g) (j)	917,030	60.1	911,429	60.1
Marcus D. Wedner(i)	193,331	12.7	193,331	12.7
All Directors and executive officers as a group (10 persons)	1,220,249	80.0	1,220,249	80.0
5% OWNERS:
Thomas H. Lee Equity Fund V, L.P.(g)	911,429	59.7	911,429	59.7
Thomas H. Lee Investors Limited Partnership(g)	911,429	59.7	911,429	59.7
1997 Thomas H. Lee Nominee Trust(g)	911,429	59.7	911,429	59.7
Thomas H. Lee Equity Trust III, L.P. (g) )	911,429	59.7	911,429	59.7
THL (Cayman) Holding I, L.P. (g)	911,429	59.7	911,429	59.7
THL Parallel Holding I, L.P. (g)	911,429	59.7	911,429	59.7
Thomas H. Lee partnership (g)	911,429	59.7	911,429	59.7
CIVC Partners Fund, L.P.(i)	193,331	12.7	193,331	12.7
CIVC Associates Fund II(i)	193,331	12.7	193,331	12.7
CIVC Partners IIIA(i)	193,331	12.7	193,331	12.7

*	Represents less than one percent.

(a)	Holders of Class A Units are entitled to share in any distribution on a pro rata basis, but only if the holders of Preferred Units have received a certain preference amount set forth in Holdings Fourth Amended and Restated Agreement of Limited Partnership, as amended. Holdings has also issued Class B Units to the members of TransWestern’s senior management. The Class B Units will be entitled to share in any such distributions only if the holders of the Preferred Units and Class A Units have achieved an internal rate of return on their total investment of 12%. The percentage of such distributions that the Class B Units will be entitled to receive will range from 10% to 20%, based on the internal rate of return achieved by the holders of the Preferred and Class A Units. All Common Units listed in the table represent Class A Units.

(b)	Includes 18,227 Class A Units and 18,227 Preferred Units owned by The Laurence H. Bloch and Cindy C. Bloch Living Trust, 3,236 Class A Units and 3,236 Preferred Units owned by The Reisa Bloch Trust and 3,236 Class A Units and 3,236 Preferred Units owned by The Matthew Bloch Trust. Mr. Bloch may be deemed to have beneficial ownership of the securities of Holdings held by The Laurence H. Bloch and Cindy C. Bloch Living Trust, and The Reisa Bloch Trust and The Matthew Bloch Trust. Does not include 842 Class B Units.

(c)	Includes 6,554 Class A Units and 6,554 Preferred Units owned by The Victoria L. Welch Trust, 42,376 Class A Units and 42,376 Preferred Units owned by The Ricardo Puente Living Trust, and 4,639 Class A Units and 4,639 Preferred Units owned by The Ricardo Puente 1995 Trust. Mr. Puente may be deemed to have beneficial ownership of the securities of Holdings held by The Victoria L. Welch Trust, The Ricardo Puente Living Trust, and The Ricardo Puente 1995 Trust. Does not include 2,452 Class B Units.

(d)	Includes 8,673 Class A Units and 8,673 Preferred Units owned by The Fiorito Family Trust. Ms. Fiorito may be deemed to have beneficial ownership of the securities of Holdings held by The Fiorito Family Trust. Does not include 526 Class B Units.

(e)	Includes 8,673 Class A Units and 8,673 Preferred Units owned by The Marybeth Brennan Trust. Ms. Brennan may be deemed to have beneficial ownership of the securities of Holdings held by The Marybeth Brennan Trust. Does not include 526 Class B Units.

(f)	Includes 8,673 Class A Units and 8,673 Preferred Units owned by The Michael & Valerie Bynum Living Trust. Mr. Bynum may be deemed to have beneficial ownership of the securities of Holdings held by The Michael & Valerie Bynum Living Trust. Does not include 526 Class B Units.

(g)	Includes 656,717 Class A Units and 656,717 Preferred Units owned by Thomas H. Lee Equity Fund V, L.P., 728 Class A Units and 728 Preferred Units owned by Thomas H. Lee Equity Trust III, L.P., 20,395 Class A Units and 20,395 Preferred Units owned by Thomas H. Lee partnership, 1347 Class A Units and 1347 Preferred Units owned by 1997 Thomas H. Lee Nominee Trust, 9,049 Class A Units and 9,049 Preferred Units owned by THL (Cayman) Holding I, L.P., and 170,397 Class A Units and 170,397 Preferred Units owned by THL Parallel Holding I, L.P. Such person disclaims beneficial ownership of all such interests not owned of record by such person. Such person’s address is c/o Thomas H. Lee Company, 75 State Street, Suite 2600 Boston, Massachusetts 02109.

(h)	Also includes 5,602 Class A Units and 5,602 Preferred Units owned by Mr. Boll.

(i)	Includes 162 Class A Units and 162 Preferred Units owned by CIVC Associates Fund, 9,889 Class A Units and 9,889 Preferred Units owned by CIVC Partners IIIA and 183,281 Preferred Units owned by CIVC Partners Fund, L.P. Such person disclaims beneficial ownership of all such interests not owned of record by such person. Such person’s address is c/o Continental Illinois Venture Corporation, 231 South LaSalle Street, Chicago, Illinois 60697.

(j)	Also includes 3,921 Class A Units and 3,921 Preferred Units owned by Mr. Schoen and 1,680 Class A Units and 1,680 Preferred Units owned by the Schoen Family Limited Partnership.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Recapitalization Agreement

     The Recapitalization Agreement for the 2001 Recapitalization contained customary provisions for such agreements, including representations and warranties with respect to the condition and operations of the business, covenants with respect to the conduct of the business prior to the 2001 Recapitalization closing date and various closing conditions, including the continued accuracy of representations and warranties. The representations and warranties made by Holdings, the parties purchasing or retaining Equity Securities under the Recapitalization Agreement (collectively, the “New Investors”) and the parties selling Equity Securities under the Recapitalization Agreement (collectively, the “Selling Investors”) did not survive the 2001 Recapitalization closing date; except that no party is prevented from bringing a claim or action against any other person for any fraud or intentional tort committed directly by such person.

     Pursuant to the Recapitalization Agreement, each management investor who was a New Investor agreed that for a period ending on the later of the second anniversary of the 2001 Recapitalization closing date and the one year anniversary of the termination of such management investor’s employment with the company not to own, control, participate or engage in any yellow pages directory publishing business or any business competing for the same customers as the businesses of the company as such businesses exist or are in process during such period in any markets (or markets contiguous thereto) in which the company engages or plans to engage during such period.

     In addition, each New Investor and Selling Investor agreed that for the two-year period commencing on the 2001 Recapitalization closing date not to solicit the employment of or hire any employee of the company, and further, under the Recapitalization Agreement each New Investor and Selling Investor is subject to a confidentiality agreement with respect to all information concerning the business of the company of which such person has knowledge and which is not in the public domain.

Benefits of the 2001 Recapitalization to Directors, Executive Officers and Certain Beneficial Owners

     TransWestern’s Named Executive Officers did not sell any limited partnership interests in the 2001 Recapitalization but they did exchange all of their limited partnership interests, valued at approximately $29.5 million in the 2001 Recapitalization, for newly issued Preferred and Class A Units. All Management Investors as a group received an aggregate of approximately $3.0 million in the 2001 Recapitalization and exchanged their remaining limited partnership interests, valued at approximately $37.7 million in the 2001 Recapitalization, for newly issued Preferred and Class A Units. Management Investors also purchased an aggregate of $8,000 of Class B Units in the 2001 Recapitalization. THL III and its affiliates, including Messrs. Boll, Schoen and Brizius, received an aggregate of approximately $148.2 million in the 2001 Recapitalization. THL V and its affiliates, including Messrs. Boll, Schoen and Brizius, purchased an aggregate of approximately $273.2 million of Preferred Units, Class A Units and TCC shares in the 2001 Recapitalization. Continental Illinois Venture Corporation (“Old CIVC”) and its affiliates, including Messrs. Perry and Wedner, received an aggregate of approximately $62.3 million in the 2001 Recapitalization. New CIVC and its affiliates, including Messrs. Perry and Wedner, purchased an aggregate of approximately $50.8 million of Preferred Units, Class A Units and TCC shares in the 2001 Recapitalization.

     Affiliates of the Initial Purchasers also participated in the equity component of the 2001 Recapitalization. First Union Merchant Banking 1997, LLC (“Old First Union”) received approximately $10.8 million in the 2001 Recapitalization and First Union Capital Partners 2001, LLC (“New First Union”) purchased approximately $15.0 million of Preferred Units, Class A Units and TCC shares in the transaction. CIBC WG Argosy Merchant Fund 2, L.L.C. (“CIBC Fund”) and its affiliates exchanged all of their equity interests, valued at approximately $10.8 million for newly issued Preferred Units, Class A Units and TCC shares and purchased approximately $4.1 million of additional Preferred Units, Class A Units and TCC shares in the 2001 Recapitalization.

Management Agreement

     Effective upon the closing of the 2001 Recapitalization, Holdings entered into a Management Agreement with Thomas H. Lee Advisors, LLC, an affiliate of THL V (“THL Advisors”) pursuant to which THL Advisors agreed to provide:

•	general executive and management services;

•	identification, negotiation and analysis of financial and strategic alternatives; and

•	other services agreed upon by us and THL Advisors.

THL Advisors and certain of the New Investors, including all of the Management Investors, receive a pro rata portion of the $1,000,000 annual management fee (the “Management Fee”), plus THL Advisors will be reimbursed for all reasonable out-of-pocket expenses, payable monthly in arrears. The Management Agreement provides for successive one year terms unless either Holdings or THL Advisors provides written notice of termination no later than 30 days prior to the end of the initial or any successive period. The named Executive Officers and their family members are collectively entitled to approximately $110,000 of the annual management fee.

Executive Agreements

     Management Investors who purchased Class B Units (“Class B Management Investors”) were each required to enter into an Executive Agreement. Under the Executive Agreement, if a Class B Management Investor ceases to be employed by the company, the Equity Securities previously issued the Class B Management Investor will be subject to repurchase by Holdings and certain of its partners. Key aspects of this right to repurchase Equity Securities and of the terms of “vesting” of Class B Units include:

•	Ownership of Class B Units will vest ratably over a four year period, so long as the Class B Management Investor remains employed by the company, but will fully vest if the Class B Management Investor remains employed through consummation of a sale of Holdings.

•	If a Class B Management Investor is terminated by the company for any reason, or resigns for any reason, all unvested Class B Units will be canceled without any payment to such investor and the vested Class B Units previously issued to such investor will be subject to repurchase by Holdings and certain of its partners.

•	If a Class B Management Investor is terminated by the company for cause, TCC, Holdings and certain of Holdings’ partners will have the right to repurchase any or all of such investor’s Class A Units, vested Class B Units, Preferred Units and TCC common stock. Any such repurchase would be subject to applicable restrictions contained in the Delaware Limited Partnership Act, the Delaware General Corporation Law and TransWestern’s, Holdings’ and TCC’s equity or debt financing agreements.

•	If Holdings or TCC exercises its right to repurchase any or all of a Class B Management Investor’s Class A Units, vested Class B Units, Preferred Units and TCC common stock, the purchase price would be the fair market value of the securities repurchased, determined as of termination of such investor’s employment.

•	The right of TCC, Holdings and certain other partners of Holdings to repurchase Class A Units, Class B Units and Preferred Units terminates on the first to occur of the sale of Holdings or the sale in a registered underwritten public offering of Holdings’ equity securities having an aggregate value of at least $40 million (a “Qualified Public Offering”).

     In connection with an initial public offering, holders of Class B Units will be required to exchange their Class B Units as directed by the Board of Directors of TCC.

Investors Agreement

     All of the participants in the 2001 Recapitalization that continued to hold units in Holdings after the consummation of the transactions contemplated in the Recapitalization Agreement entered into the Amended and Restated Investors Agreement (the “Investors Agreement”). Under the terms of the Investors Agreement, all of the stockholders of TCC agreed to vote their shares of TCC’s common stock to cause the Board of Directors of TCC to be established at nine members, and to cause the election to the Board of three representatives designated by THL V (the “THL V Directors”), one representative designated by THL Cayman V (the “THL Cayman V Director”), one representative designated by THL Parallel V (the “THL Parallel V Director”), each of the then current chairman and president of Holdings (the “Executive Directors”) and two representatives (the “CIVC Directors”) designated by CIVC Partners Fund, L.P. and certain of its affiliates and coinvestors (“CIVC”), of which one CIVC Director shall serve on the Board’s compensation committee, audit committee and executive committee. The respective rights of THL V, THL Cayman V and THL Parallel V to designate representatives to the Board terminate when the THL Parties and their permitted transferees hold less than 30% of the Common Units held by such person as of the 2001 Recapitalization closing date. The rights of CIVC to designate representatives to the Board terminate when CIVC and its permitted transferees holds less than 30% of the Common Units held by CIVC as of the 2001 Recapitalization closing date. If at any time the THL Parties and their permitted transferees collectively own less partnership interests in Holdings, or less equity securities in TCC, than the amount of such partnership interests or such equity securities owned by CIVC, the Management Investors and their respective permitted transferees taken as a group, then the number of THL V Directors will be reduced automatically from three to one and the number of CIVC Directors will be increased automatically from two to three. The Investors Agreement provides that certain significant actions may not be taken without the express approval of at least one of the CIVC Directors and at least one of the Executive Directors.

     In addition to the foregoing, the Investors Agreement:

•	requires the holders of interests in Holdings and common stock of TCC (other than THL V and CIVC) to obtain the prior written consent of THL V prior to transfer in any interests in Holdings or common stock of TCC, except pursuant to a public sale or pursuant to transfers permitted under an Executive Agreement,

•	grants, in connection with the sale of interests in Holdings or common stock of TCC by the Management Investors, certain rights of first refusal with respect to such sale, first to Holdings, then to limited partners,

•	grants certain participation rights in connection with certain transfers made by THL V,

•	grants certain preemptive rights in connection with certain issuances, sales or other transfers for consideration of any securities by Holdings or TCC,

•	requires the holders of shares of TCC’s common stock to consent to a sale of TCC if such sale is approved by the Board and the holders of a majority of the shares of the TCC’s common stock,

•	requires the holders of interests in Holdings to consent to a sale of Holdings if TCC and the holders of a majority of Class A Units approve a sale of Holdings, and

•	requires that, if TCC and the holders of a majority of Class A Units approve an initial public offering and sale of equity securities of Holdings, all holders of securities will take all necessary or desirable actions in connection with the consummation of the public offering.

     The provisions described in the preceding paragraph terminate on the date on which Holdings consummates a Qualified Public Offering. The provisions relating to transfer restrictions, participation rights and preemptive rights described above continue with respect to each security until the earlier of

•	a Qualified Public Offering,

•	the transfer in a public sale of such security,

•	with respect to equity securities of Holdings, upon the sale of Holdings, and

•	with respect to equity securities of TCC, upon the sale of TCC.

Registration Agreement

     All of the participants in the 2001 Recapitalization that continued to hold units in Holdings after the consummation of the transactions contemplated in the Recapitalization Agreement entered into the Amended and Restated Registration Agreement (the “Registration Agreement”). The Registration Agreement sets forth agreements between the parties thereto with respect to public offerings of Holdings’ equity securities.

     Under the Registration Agreement, the holders of a majority of registrable securities owned by THL V and its affiliates and coinvestors, CIVC and its affiliates and coinvestors, and Providence Equity Partners III L.P. and its affiliates and coinvestors have the right at any time, subject to certain conditions, to require Holdings to register any or all of their partnership interests under the Securities Act on Form S-1 (a “Long-Form Registration”) on three occasions at Holdings’ expense or on Form S-2 or Form S-3 (a “Short-Form Registration”) on three occasions at Holdings’ expense. Holdings is not required, however, to effect any such Long-Form Registration or Short-Form Registration within six months after the effective date of a prior demand registration. In addition, all holders of registrable securities are entitled to request the inclusion of such securities in any registration statement at Holdings’ expense whenever Holdings proposes to register any of its securities under the Securities Act (other than pursuant to a demand registration or an initial public offering of the Equity Securities). In connection with such registrations, Holdings has agreed to indemnify all holders of registrable securities against certain liabilities, including liabilities under the Securities Act. In addition, Holdings has the one-time right to preempt a demand registration with a piggyback registration.

ITEM 14	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Index to Financial Statements

See Index to Financial Statements at Item 8 on page 20 of this Annual Report on Form 10-K.

(a)(2) Index to Financial Statement Schedules

All schedules have been omitted since they are either not required, not applicable or because the information required is included in the financial statements or the notes thereto. See Financial Statements at Item 8 on page 22 of this Annual Report on Form 10-K.

(a)(3) Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K;

Exhibit
Number	Exhibit

2.1	Contribution and Assumption Agreement, dated November 6, 1997, by and among TransWestern Holdings L.P. and TransWestern Publishing Company LLC.(1)

2.2	Assignment and Assumption Agreement, dated November 6, 1997, by and among TransWestern Holdings L.P. and TransWestern Publishing Company LLC.(1)

2.3	Bill of Sale, dated November 6, 1997 by and among TransWestern Holdings L.P. and TransWestern Publishing Company LLC.(1)

2.4	Agreement and Plan of Merger by and Among TransWestern Publishing Company LLC, WorldPages Merger Subsidiary, Inc. and WorldPages.com, Inc., dated April 26, 2001, incorporated by reference from Exhibit 2.1 of TransWestern Holdings LP’s Current Report on Form 8-K filed with the SEC on July 12, 2001.

2.5	Recapitalization Agreement dated as of June 28, 2001 by and among TransWestern Holdings, L.P., TransWestern Communications Company, Inc., TransWestern Publishing Company, LLC, the persons listed on the Schedule of

Exhibit
Number	Exhibit

New Investors attached thereto, the persons listed on the Schedule of Selling Investors attached thereto and the persons listed on the Schedule of New Investors attached thereto. Incorporated by reference from Exhibit 2.2 of Holdings’ Current Report on Form 8-K filed with the SEC on July 12, 2001.

2.6	Contribution Agreement dated as of June 28, 2001 between TransWestern Publishing Company LLC and TWP Companies, Inc., incorporated by reference to Exhibit 2.2 of TransWestern’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, originally filed with the SEC on August 14, 2001.

3.1	Certificate of Formation of TransWestern Publishing Company LLC.(1)

3.2	Certificate of Incorporation of TWP Capital Corp. II.(1)

3.3	By-Laws of TWP Capital Corp. II.(1)

3.4	Limited Liability Company Agreement of TransWestern Publishing Company LLC.(1)

3.5	Certificate of Incorporation of TransWestern Communications Company, Inc.(1)

3.6	By-Laws of TransWestern Communications Company, Inc.(1)

3.7	Certificate of Incorporation of Target Directories of Michigan, Inc.(1)

3.8	Bylaws of Target Directories of Michigan, Inc.(1)

3.9	Certificate of Incorporation of WorldPages, Inc.(2)

3.10	Bylaws of WorldPages, Inc. (2)

3.11	Certificate of Incorporation of TWP Companies, Inc. (2)

3.12	Bylaws of TWP Companies, Inc. (2)

3.13	Articles of Incorporation of Great Western Directories, Inc. (2)

3.14	Bylaws of Great Western Directories, Inc. (2)

3.15	Certificate of Incorporation of 1+USA V Acquisition Corp. (2)

3.16	Bylaws of 1+USA V Acquisition Corp. (2)

3.17	Articles of Incorporation of YPTel, Inc. (2)

3.18	Bylaws of YPTel, Inc. (2)

3.19	Amalgamation Agreement of YPTel Corporation(2)

3.20	Articles of Incorporation of Pacific Coast Publishing, Ltd. (2)

3.21	Bylaws of Pacific Coast Publishing, Ltd. (2)

3.22	Memorandum of Association of ACG Holding Company(2)

3.23	Articles of Association of ACG Holding Company(2)

3.24	Certificate of Incorporation of ChoiceContent.com, Inc. (2)

3.25	Bylaws of ChoiceContent.com, Inc. (2)

3.26	Articles of Organization of ChoiceContent.com, LLC(2)

3.27	Operating Agreement of ChoiceContent.com, LLC(2)

3.28	Memorandum of Association of ACG Exchange Company(2)

3.29	Articles of Association of ACG Exchange Company(2)

3.30	Fourth Amended and Restated Agreement of Limited Partnership of Holdings, L.P. dated as of June 28, 2001, incorporated by reference to Exhibit 3.1 to TransWestern Holdings LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the SEC on August 14, 2001.

4.1	Indenture dated as of May 23, 2001 by and among TransWestern Publishing Company LLC and TWP Capital Corp. II, as Issuers, the Guarantors named therein and Wilmington Trust Company, as Trustee, for the Series E/F notes.(3)

4.2	Reserved.

4.3	Reserved.

4.4	Guarantee by Target Directories of Michigan, Inc. to that certain Indenture dated as of May 23, 2001 by and among TransWestern Publishing Company LLC and TWP Capital Corp. II, as Issuers, the Guarantors named

Exhibit
Number	Exhibit

therein and Wilmington Trust Company, as Trustee.(3)

4.5	Guarantee dated June 28, 2001 by the undersigned thereto to that certain Indenture dated as of May 23, 2001 by and among TransWestern Publishing Company LLC and TWP Capital Corp. II, as Issuers, the Guarantors named therein and Wilmington Trust Company, as Trustee.(3)

4.6	Registration Rights Agreement dated as of May 23, 2001 by and among TransWestern Publishing Company LLC, TWP Capital Corp. II and Target Directories of Michigan, Inc., and the Initial Purchasers named therein.(3)

4.7	Amended and Restated Investors Agreement dated as of June 28, 2001 by and among TransWestern Communications Company, Inc., TransWestern Holdings, L.P. and each of the Investors listed therein.(3)

4.8	Amended and Restated Registration Agreement dated as of June 28, 2001 by and among TransWestern Holdings, L.P. and the persons listed in the signature page thereto.(3)

4.9	Form of Series F 9 5/8% Senior Subordinated Notes due 2007 and the related Guarantees. Incorporated by reference to Exhibit 4.12 of TransWestern’s Registration Statement on Form S-4 (Registration No. 333-70470), filed with the SEC on October 19, 2001.

10.1	Second Amended and Restated Credit Agreement, dated as of June 28, 2001, among TransWestern Publishing Company, LLC, WorldPages.com, Inc., TWP Capital Corp. II, the Several Banks and Other Financial Institutions from time to time Parties to such Agreement, Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent for the Lenders thereunder, First Union National Bank, as Syndication Agent for the Lenders thereunder, Fleet National Bank, as Documentation Agent for the Lenders thereunder.(3)

10.2	Amended and Restated Guarantee and Collateral Agreement dated as of June 28, 2001 made by TransWestern Holdings L.P., WorldPages.com, Inc., TWP Capital Corp. II, TransWestern Publishing Company, LLC and Certain of its Subsidiaries in Favor of Canadian Imperial Bank of Commerce, as Administrative Agent.(3)

10.3	Employment Agreement dated as of July 2, 2001 between TransWestern Publishing Company LLC, TransWestern Communications Company, Inc. and Steven Sparks.(2)

10.4	Management Agreement dated as of June 28, 2001 by and between Thomas H. Lee Advisors, LLC and TransWestern Holdings, L.P.(3)

10.5	Form of Executive Agreement dated June 28, 2001 between TransWestern Holdings, L.P., TransWestern Communications Company, Inc., and the Executives parties thereto.(3)

10.6	Executive Employment Agreement dated as of June 28, 2001 between TransWestern Publishing Company LLC, TransWestern Communications Company, Inc. and Laurence Bloch.(3)

10.7	Executive Employment Agreement dated as of June 28, 2001 between TransWestern Publishing Company LLC, TransWestern Communications Company, Inc. and Ricardo Puente.(3)

10.8	Executive Employment Agreement dated as of June 28, 2001 between TransWestern Publishing Company LLC, TransWestern Communications Company, Inc. and Joan Fiorito.(3)

10.9	Executive Employment Agreement dated as of June 28, 2001 between TransWestern Publishing Company LLC, TransWestern Communications Company, Inc. and Marybeth Brennan.(3)

10.10	Executive Employment Agreement dated as of June 28, 2001 between TransWestern Publishing Company LLC, TransWestern Communications Company, Inc. and Michael Bynum.(3)

10.11	Executive Employment Agreement dated as of June 28, 2001 between TransWestern Publishing Company LLC, TransWestern Communications Company, Inc. and Dennis Reimert.(3)

10.12	Executive Employment Agreement dated as of June 28, 2001 between TransWestern Publishing Company LLC, TransWestern Communications Company, Inc. and Ita Shea-Oglesby, incorporated by reference to Exhibit 10.14 to TransWestern’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the SEC on August 14, 2001.

10.13	Form of 1997 Equity Compensation Plan, incorporated by reference to Exhibit 10.4 to TransWestern’s Registration Statement on Form S-4 (Registration No. 333-42085), originally filed with the SEC on December 12, 1997.

10.14	Securities Purchase Agreement, dated as of November 6, 1997, by and among Holdings, TWP Capital Corp., TransWestern, TCC and the Initial Purchasers of the Discount Notes, incorporated by reference to Exhibit 10.6 to

Exhibit
Number	Exhibit

TransWestern’s Registration Statement on Form S-4 (Registration No. 333-42085), originally filed with the SEC on December 12, 1997.

10.15	Indenture relating to the Discount Notes, dated as of November 12, 1997, by and among Holdings, TWP Capital Corp. and Wilmington Trust Company, as Trustee, incorporated by reference to Exhibit 10.7 to TransWestern’s Registration Statement on Form S-4 (Registration No. 333-42085), originally filed with the SEC on December 12, 1997.

10.16	Registration Rights Agreement, dated as of November 12, 1997, by and among Holdings, TWP Capital Corp. and the Initial Purchasers of the Discount Notes, incorporated by reference to Exhibit 10.8 to TransWestern’s Registration Statement on Form S-4 (Registration No. 333-42085), originally filed with the SEC on December 12, 1997.

10.17	Management Agreement, dated as of October 1, 1997, by and among Holdings and Thomas H. Lee Company, incorporated by reference to Exhibit 10.9 to TransWestern’s Registration Statement on Form S-4 (Registration No. 333-42085), originally filed with the SEC on December 12, 1997.

10.18	Investors Agreement, dated as of October 1, 1997, by and among Holdings, TCC and the limited partners of Holdings, incorporated by reference to Exhibit 10.10 to TransWestern’s Registration Statement on Form S-4 (Registration No. 333-42085), originally filed with the SEC on December 12, 1997.

10.19	Equity Compensation Plan II, dated as of June 28, 2001, incorporated by reference to Exhibit 10.19 of TransWestern’s Registration Statement on Form S-4 (Registration No. 333-70470), filed with the SEC on October 19, 2001.

12.1	Statement regarding computation of ratio of earnings to fixed charges.

21.1	Subsidiaries of TransWestern.(2)

(1)	Incorporated herein by reference to the same numbered exhibit to TransWestern’s Registration Statement on Form S-4 (Registration No. 333-42085), originally filed with the SEC on December 12, 1997.

(2)	Incorporated herein by reference to the same numbered exhibit to TransWestern’s Registration Statement on Form S-4 (Registration No. 333-70470), originally filed with the SEC on October 19, 2001.

(3)	Incorporated by reference to the same numbered exhibit to TransWestern’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the SEC on August 14, 2001.

     (b)  Financial Statement Schedules.

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

(c) Reports on Form 8-K.

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

     Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

     No annual report relating to TransWestern’s last fiscal year or proxy materials relating to a meeting of TransWestern’s security holders has been or will be sent by TransWestern to its security holders.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSWESTERN PUBLISHING COMPANY LLC (Registrant)

BY:	/s/ JOAN M. FIORITO	March 26, 2002

Name: Joan M. Fiorito Title: Vice President, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ RICARDO PUENTE Ricardo Puente	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2002

/s/ LAURENCE H. BLOCH Laurence H. Bloch	Chairman, Secretary and Director	March 26, 2002

/s/ JOAN M. FIORITO Joan M. Fiorito	Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 26, 2002

/s/ C. HUNTER BOLL C. Hunter Boll	Director	March 26, 2002

/s/ CHRISTOPHER J. PERRY Christopher J. Perry	Director	March 26, 2002

/s/ SCOTT A. SCHOEN Scott A. Schoen	Director	March 26, 2002

/s/ MARCUS D. WEDNER Marcus D. Wedner	Director	March 26, 2002

/s/ CHARLES A. BRIZIUS Charles A. Brizius	Director	March 26, 2002