Form 10-Q
period 2002-03-31
TRANSWESTERN PUBLISHING CO LLC
filed 2002-05-14
CIK 1050934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM______________TO______________

Commission File Number 333-42085

TRANSWESTERN PUBLISHING COMPANY LLC
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0778740 (I.R.S. Employer Identification Number)

8344 CLAIREMONT MESA BOULEVARD SAN DIEGO, CALIFORNIA (Address of principal executive offices)	92111 (Zip Code)

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

TRANSWESTERN PUBLISHING COMPANY LLC
FORM 10-Q INDEX

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	MARCH 31,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash	$33,835	$26,913
Trade receivable, (net of allowance for doubtful accounts of $16,937 at March 31, 2002 and $19,444 at December 31, 2001)	95,602	92,714
Deferred directory costs	27,878	25,617
Other current assets	3,767	3,245

Total current assets	161,082	148,489
Non-current assets:
Property, equipment and leasehold improvements, net	6,360	6,590
Acquired intangibles, net	244,400	252,403
Debt issuance costs, net	12,604	13,192

Total non-current assets	263,364	272,185

Total assets	$424,446	$420,674

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
Accounts payable	$15,728	$17,851
Salaries and benefits payable	8,561	9,883
Accrued acquisition costs	2,495	7,447
Accrued interest	8,997	4,028
Other accrued liabilities	2,041	2,249
Equity trust distribution payable	2,902	2,902
Customer deposits	31,601	25,420
Current portion, long-term debt	6,468	5,055

Total current liabilities	78,793	74,835
Long-term debt:
Series F Senior Subordinated Notes	215,743	215,777
Senior credit facility Term A Loan	29,632	30,545
Senior credit facility Term B Loan	196,500	197,000
Other long-term liabilities	300	300

Total non-current liabilities	442,175	443,622

Total liabilities	520,968	518,457

Member deficit	(96,522)	(97,783)

Total liabilities and member deficit	$424,446	$420,674

See accompanying notes.

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	THREE MONTHS ENDED
	MARCH 31

	2002	2001

Net revenues	$68,970	$40,678
Cost of revenues	13,214	8,327

Gross profit	55,756	32,351
Operating expenses:
Sales and marketing	30,140	19,463
General and administrative	15,820	11,793

Total operating expenses	45,960	31,256

Income from operations	9,796	1,095
Other income, net	42	94
Interest expense	(8,577)	(6,377)

Net income (loss)	$1,261	$(5,188)

Net income (loss) per Member unit	$1,261	$(5,188)

See accompanying notes.

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$1,261	$(5,188)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	9,754	7,527
Amortization of deferred debt issuance costs	567	365
Provision for doubtful accounts	7,423	4,291
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade receivables	152	1,300
Write-off of doubtful accounts	(10,870)	(4,477)
Recoveries of doubtful accounts	407	290
Deferred directory costs	(2,261)	(2,365)
Other current assets	(522)	(24)
Accounts payable	(4,912)	(2,601)
Accrued liabilities	(3,522)	(1,729)
Accrued interest	4,969	3,236
Customer deposits	6,181	2,682
Other current liabilities	(88)	—

Cash provided by operating activities	8,539	3,307
INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements	(318)	(143)
Acquisition of directories	(1,216)	(6,704)

Cash used for investing activities	(1,534)	(6,847)
FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
Revolving credit facility	—	15,300
Repayments of long-term debt
Revolving credit facility	—	(10,000)
Senior term loans	—	(436)
Repayments of debt acquired	(83)	—

Cash provided (used) by financing activities	(83)	4,864

Net increase in cash	6,922	1,324
Cash at beginning of period	26,913	1,961

Cash at end of period	$33,835	$3,285

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,036	$2,825

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

     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2001. The 10-K is available on the Internet at http://www.sec.gov.

     Certain amounts in prior period consolidated financial statements have been reclassified to conform to the presentation for the three months ended March 31, 2002.

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

2. FINANCIAL STATEMENT DETAILS

Property, Equipment and Leasehold Improvements

	MARCH 31,	DECEMBER 31,
	2002	2001

Land and building	$611	$611
Computer and office equipment	10,394	10,219
Furniture and fixtures	2,599	2,492
Leasehold improvements	695	660

	14,299	13,982
Less accumulated depreciation and amortization	(7,939)	(7,392)

	$6,360	$6,590

Acquired Intangibles

	MARCH 31,	DECEMBER 31,
	2002	2001

Customer base	$210,886	$209,676
Goodwill	159,689	159,689
Licensing agreements	1,224	1,224
Non compete and other	2,646	2,621

Less accumulated amortization	(130,045)	(120,807)

Acquired intangibles, net	$244,400	$252,403

Debt Issuance Costs

	MARCH 31,	DECEMBER 31,
	2002	2001

Debt issuance costs	$17,027	$17,027
Less accumulated amortization	(4,423)	(3,835)

Debt issuance costs, net	$12,604	$13,192

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

3. LONG TERM DEBT

     As of March 31, 2002 the Company had total outstanding long term indebtedness of $442.2 million, including $215.7 million of Series F 9 5/8% Senior Subordinated Notes due 2007, $29.6 million of outstanding borrowings under the Term A loan, $196.5 million of outstanding borrowings under the Term B loan, and $0.3 million in acquisition related debt. As of March 31, 2002 the Company had no outstanding borrowings under its revolving credit facility, with total borrowing availability of $65.0 million.

4. DIRECTORY ACQUISITIONS

     Brazos Valley Telephone Directory Company. On February 26, 2002, the Company purchased certain tangible and intangible assets of Brazos Valley Telephone Directory Company for a total of $0.5 million. The Company acquired one directory in the Mansfield/Kennedale area of Texas.

     Phone Directories Company, Inc. On March 22, 2002, the Company purchased certain tangible and intangible assets of Phone Directories Company, Inc. for a total of $0.8 million. The Company acquired four directories in the Tucson, Arizona area.

     The acquisitions have been accounted for as asset purchases and accordingly the purchase prices have been allocated to the tangible and intangible assets acquired based on their respective fair values at the date of acquisition, as follows (in thousands):

Customer List	$1,191
Non-compete	25
Other current and non-current assets	20

     Assuming that the above acquisitions had occurred on the first day of the Company’s three month period ended March 31, 2002 and March 31, 2001 the unaudited pro forma results of operations would be as follows:

	Three months ended March 31,

	2002	2001

	(Unaudited)
Net revenues	$69,503	$41,211
Net income (loss)	1,528	(4,949)

     The above pro forma results give effect to pro forma adjustments for the revenue and related costs, the amortization of acquired intangibles and interest expense on borrowings that would have been required to fund the acquisitions.

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

5. GUARANTEE

     Target Directories of Michigan, Inc. (“Target”), WorldPages, Inc., and TransWestern’s other direct and indirect material wholly-owned subsidiaries, fully and unconditionally guaranteed the Company’s outstanding 9 5/8% Series F Senior Subordinated Notes due 2007 on an unsecured senior subordinated basis. Target and WorldPages, Inc, and its subsidiaries are the Company’s only consolidated operating subsidiaries, other than an inconsequential subsidiary which is a co-issuer of such notes, and has no debt senior to the Notes. The following includes summarized financial data for the Company’s unconditional guarantors:

	Three months ended March 31,

	2002	2001

	(Unaudited)
Statement of Operations:
Net revenues	$37,256	$1,104
Gross profit	30,494	995
Operating income	17,624	131
Net income	8,397	15

	March 31,	December 31,
	2002	2001

Balance Sheet:
Current assets	$61,014	$51,811
Non-current assets	184,518	187,227
Current liabilities	17,435	21,920
Non-current liabilities	210,046	210,964

6. RESTRUCTURING AND OTHER CHARGES

     In connection with the WorldPages acquisition, the Company approved a plan to restructure the operations of WorldPages and its subsidiaries. Restructuring costs are composed of committed costs required to integrate the administrative, production and sales functions into the Company’s operations to achieve beneficial synergies and cost savings. WorldPages recognized termination costs in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Business Combination. The following table displays the liabilities related to the restructuring and other charges recorded in the net liabilities assumed in the acquisition of WorldPages:

Type of cost:	June 28,			Balance at
(in thousands)	2001	Payments	Adjustments	March 30, 2002

Employee separation	$4,100	$(3,309)	—	$791
Office lease settlement	986	(185)	443	1,244
Redundant assets	800	—	—	800

	$5,886	$(3,494)	$443	$2,835

Management believes that the remaining reserves for restructuring are adequate to complete its plan.

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

7. LEGAL PROCEEDINGS

     On October 24, 2001, the Company’s wholly-owned subsidiary, WorldPages, Inc., was sued in the 44th Judicial District Court in Dallas County, Texas by Ionex Communications, Inc., formerly known as Compass Telecommunications, Inc. (“Ionex”). Ionex is claiming that it should be indemnified by WorldPages for what it alleges are breaches by WorldPages’ of certain of its representations and commitments under that certain Stock Purchase Agreement dated as of July 14, 1999. Ionex is seeking approximately $6.0 million plus fees and expenses relating to (i) indemnification for alleged breaches by WorldPages of its representations relating to accounts receivable, software licenses, taxes and litigation and (ii) reimbursement for severance payments that Ionex has made to former employees of WorldPages. WorldPages intends to vigorously defend against these claims. However, at this time, it is not possible to assess with any degree of accuracy WorldPages’ likelihood of prevailing with regard to such claims.

     The Company and/or its subsidiaries are parties to various other litigation matters incidental to the conduct of their business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s financial condition or the results of its operations.

8. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. The Company began applying the new rules on accounting for goodwill and other intangible assets effective January 1, 2002 and as a result no amounts were amortized during the three months ended March 31, 2002. The Company had no goodwill to report and therefore no change to net income during the three month period ended March 31, 2001.

9. SUBSEQUENT EVENTS

     Arnold Advertising, Inc. On April 11, 2002, the Company purchased the outstanding common stock of Arnold Advertising, Inc. for a total of $6.2 million. The Company acquired three directories in the north Los Angeles, California area.

     Western Directory, Inc. On May 1, 2002, the Company purchased certain tangible and intangible assets of Western Directory, Inc. for a total of $2.8 million. The Company acquired two directories in northern Oregon.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

Overview

     As used in this item and throughout this Quarterly Report on Form 10-Q, “we”, “us”, and “our” each refer to the Company, the Partnership and their direct and indirect subsidiaries, collectively.

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

     Notwithstanding significant monthly fluctuation in net revenues which are recognized based on actual distribution dates of individual directories, our bookings and cash collection activities generally occur at a relatively steady pace throughout the year. The table below demonstrates that quarterly bookings, collection of advance payments and total cash receipts, which includes both advance payments and collections of accounts receivable, generally vary less on a percentage basis than our net revenues or EBITDA:

	2001	2001	2001	2001	2002

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter

Net revenues	$40.7	$54.5	$63.6	$83.6	$69.0
EBITDA (a)	$8.9	$14.3	$12.3	$24.9	$19.9
Bookings (b)	$49.7	$47.4	$69.4	$82.0	$62.1
Advance payments	$19.8	$25.5	$26.1	$29.9	$29.8
Total cash receipts (c)	$41.2	$48.8	$68.1	$72.7	$67.9

(a)	“EBITDA” is defined as income (loss) before extraordinary item, discretionary contributions to the Company’s equity compensation plans (such contributions represent special distributions to the Company’s equity compensation plans in connection with refinancing transactions), non-recurring management bonuses and fees in connection with the June 2001 recapitalization of the Partnership, plus interest expense, taxes, and depreciation and amortization and is consistent with the definition of EBITDA in the indentures relating to the Company’s notes and in the Company’s senior credit facility. EBITDA is not a measure of performance under accounting principles generally accepted in the United States (GAAP). EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company’s ability to service debt. The Company’s definition of EBITDA may not be comparable to that of other companies.

(b)	“Bookings” is defined as the daily advertising orders received from accounts during a given period and generally occur at a steady pace throughout the year. Bookings generated by predecessor owners of acquired directories are excluded.

(c)	Total cash receipts includes both advance payments and collections of accounts receivable.

RESULTS OF OPERATIONS

     The following table summarizes our results of operations as a percentage of revenues for the periods indicated:

	THREE MONTHS
	ENDED MARCH 31,

	2002	2001

Net revenues	100.0%	100.0%
Cost of revenues	19.2	20.5

Gross profit	80.8	79.5
Sales and marketing	43.7	47.8
General and administrative	22.9	29.0

Income from operations	14.2%	2.7%

EBITDA Margin (a), (b)	28.8%	21.9%

(a)	For a definition of “EBITDA” see the immediately preceding section.

(b)	“EBITDA Margin” is defined as EBITDA as a percentage of net revenues. Management believes that EBITDA margin provides a valuable indication of the Company’s ability to generate cash flows available for debt service.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

     Net revenues increased $28.3 million, or 69.6%, from $40.7 million in the three months ended March 31, 2001 to $69.0 million in the same period in 2002. The Company published 58 directories in the three months ended March 31, 2002 compared to 55 in the same period in 2001. The net revenue growth was due to $36.0 million from 13 new directories, $2.5 million from six directories for which the publication date moved into the period and growth in the same 39 directories published during both periods of $2.6 million; offset by $12.8 million of net revenues associated with 16 directories published in the three months ended March 31, 2001 but not in the same period in 2002.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, our same book revenue growth for the 39 directories published in both periods was 9.4%.

     Cost of revenues increased $4.9 million, or 58.7%, from $8.3 million in the three months ended March 31, 2001 to $13.2 million in the same period in 2002. The increase was the result of $7.5 million of costs associated with 13 new directories published in the three months ended March 31, 2002, $0.6 million in costs associated with six directories published in the three months ended March 31, 2002, but not in the same period in 2001; offset by $1.2 million of lower costs associated with the 39 same directories and $2.7 million of costs associated with 16 directories published during the three months ended March 31, 2001, but not in the same period in 2002. Production support costs increased $0.7 million in the three months ended March 31, 2002 due to the directories acquired over the past twelve months.

     As a result of the above, gross profit increased $23.4 million, or 72.3%, from $32.4 million in the three months ended March 31, 2001 to $55.8 million in the same period in 2002. Gross margin increased from 79.5% in the three months ended March 31, 2001 to 80.8% in the same period in 2002 as a result of lower direct costs on the same 39 directories.

     Selling and marketing expenses increased $10.6 million, or 54.9%, from $19.5 million in the three months ended March 31, 2001 to $30.1 million in the same period in 2002. The increase was attributable to increases of $3.0 million in sales support costs, $4.7 million in direct sales costs and $3.1 million in provision for bad debt (which was 1% higher on a same book basis compared to the same period in 2001).

     Of the increase in sales support costs of $3.0 million, $2.6 million was due to sales offices acquired since the first quarter of 2001 and $0.4 million was due to a general increase in costs associated with personnel and other costs associated with our field sales offices. The increase in direct sales costs of $4.7 million was as follows: $8.1 million of additional costs were for the 13 new directories, $0.6 million for six directories moving into the period; offset by $0.7 million of lower costs associated with the 39 same directories and $3.3 million of costs associated with 16 directories that published in the three months ended March 31, 2001 but not in the same period in 2002. Direct sales costs as a percentage of revenue for the same 39 directories published during both periods decreased from 22.5% to 18.3% in the three months ended March 31, 2002 compared to the same period in 2001.

     General and administrative expense increased $4.0 million, or 34.1%, from $11.8 million for the three months ended March 31, 2001 to $15.8 million for the same period in 2002. The increase is due to: amortization of acquired customer base and other intangibles of $2.0 million, an increase in professional service costs of $0.5 million and an increase in compensation costs and several other costs totaling $1.5 million as a result of acquiring WorldPages, Inc. on June 28, 2001.

     As a result of the above factors, income from operations increased $8.7 million, or 794.4%, from $1.1 million in the three months ended March 31, 2001 to $9.8 million in the same period in 2002. Income from operations as a percentage of net revenues increased from 2.7% in the three months ended March 31, 2001 to 14.2% in the same period in 2002.

     Interest expense increased $2.2 million, or 34.5%, from $6.4 million in the three months ended March 31, 2001 to $8.6 million in the same period in 2002 due to higher levels of debt partially offset by a decrease in the rates of interest paid as a result of decreases in Prime and LIBOR rates.

     As a result of the above factors, net income increased $6.5 million, from a loss of $5.2 million in the three months ended March 31, 2001 to income of $1.3 million in the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $8.5 million in the three months ended March 31, 2002 compared to $3.3 million provided in the same period in 2001. The increase in cash provided by operations was primarily due to an increase in net income and an increase in customer deposits.

     Net cash used for investing activities was $1.5 million in the three months ended March 31, 2002, as compared to $6.8 million in the same period in 2001. Investing activities consist primarily of cash used to acquire directories. In the three months ended March 31, 2002, $1.2 million was spent to acquire directories compared to $6.7 million in the same period in the prior year. Acquisitions made in the three months ended March 31, 2002 are discussed in note 4 of the financial statements included in this Form 10-Q.

     Net cash used by financing activities was $0.0 million in the three months ended March 31, 2002 as compared to $4.9 million in the same period in 2001. The amounts of cash used by financing activities for the three months ended March 31, 2001 were for borrowings for acquisitions. Net cash used by financing activities decreased in the 2002 period as a result of funding acquisitions in 2002 from cash on hand rather than borrowings.

     In connection with the recapitalization of the Partnership in June 2001, we incurred significant debt. As of March 31, 2002 the Company had total outstanding long term indebtedness of $442.2 million, including $215.7 million of Series F 9 5/8% Senior Subordinated Notes due 2007, $29.6 million of outstanding borrowings under the Term A loan, $196.5 million of outstanding borrowings under the Term B loan, and $0.3 million in acquisition related debt. As of March 31, 2002 the Company had no outstanding borrowings under its revolving credit facility, with total borrowing availability of $65.0 million.

     Our principal sources of funds are cash flows from operating activities and borrowing availability of $65.0 million under our revolving credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations for the next twelve months, including the payment of principal and interest on our notes, as well as to provide funds for our working capital, capital expenditures and other needs. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. There can be no assurance that such sources of funds will be adequate and that we will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, we may require additional capital to fund future acquisitions and there can be no assurance that such capital will be available.

     The senior credit facility and the indentures governing the Company’s notes significantly restrict the distribution of funds by the Company and the other indirect subsidiaries of the Partnership. We cannot assure you that the agreements governing the indebtedness of the Partnership’s subsidiaries will permit such subsidiaries to distribute funds to the Partnership in amounts sufficient to pay the accreted value of principal or interest on Partnership’s Discount Notes when the same becomes due, whether at maturity, upon acceleration or redemption or otherwise. The Partnership’s Discount Notes will be effectively subordinated in right of payment to all existing and future claims of creditors of subsidiaries of the Partnership, including the lenders under the senior credit facility, the holders of the Company’s notes and trade creditors.

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

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intends” and similar expressions, as they relate to our company are intended to identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. Important factors that could affect our results include, but are not limited to, (i) our high level of indebtedness; (ii) the restrictions imposed by the terms of our indebtedness; (iii) the turnover rate amongst our account executives; (iv) the variation in our quarterly results; (v) risks related to the fact that a large portion of our sales are to small, local businesses; (vi) our dependence on certain key personnel; (vii) risks related to the acquisition and start-up of directories; (viii) risks related to substantial competition in our markets; (ix) risks related to changing technology and new product developments; (x) the effect of fluctuations in paper costs; and (xi) the sensitivity of our business to general economic conditions. Additional information with respect to these and other factors that could cause our actual results to differ from those projected are included in the “Risk Factors” section of the Company’s Registration Statement on Form S-4, Registration No. 333-70470, filed with the SEC on October 19, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk in connection with the term loans and the revolving loans outstanding under our senior credit facility, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. As of March 31, 2002 there was approximately $33.6 million outstanding under the term A loan (at an average interest rate of 4.9% at such time), $199.0 million under the term B loan (at an average interest rate of 4.8% at such time), and zero outstanding under the revolving loan. Based on such balances, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $2.3 million on an annual basis. We do not attempt to mitigate this risk through hedging transactions. All of our sales are denominated in U.S. dollars, thus we are not subject to any foreign currency exchange risks.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 24, 2001, the Company’s wholly-owned subsidiary, WorldPages, Inc., was sued in the 44th Judicial District Court in Dallas County, Texas by Ionex Communications, Inc., formerly known as Compass Telecommunications, Inc. (“Ionex”). Ionex is claiming that it should be indemnified by WorldPages for what it alleges are breaches by WorldPages’ of certain of its representations and commitments under that certain Stock Purchase Agreement dated as of July 14, 1999. Ionex is seeking approximately $6.0 million plus fees and expenses relating to (i) indemnification for alleged breaches by WorldPages of its representations relating to accounts receivable, software licenses, taxes and litigation and (ii) reimbursement for severance payments that Ionex has made to former employees of WorldPages. WorldPages intends to vigorously defend against these claims. However, at this time, it is not possible to assess with any degree of accuracy WorldPages’ likelihood of prevailing with regard to such claims.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 8, 2002 on its behalf by the undersigned thereunto duly authorized.

TRANSWESTERN PUBLISHING COMPANY LLC (Registrant)

BY:	TransWestern Communications Company, Inc. (Manager)

BY:	/s/ Ricardo Puente

Name: Ricardo Puente
Title: President, Chief Executive Officer and Director (Principal Executive Officer)

BY:	/s/ Joan Fiorito

Name: Joan Fiorito Title: Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)