Form 10-Q
period 2002-09-30
TRANSWESTERN PUBLISHING CO LLC
filed 2002-11-12
CIK 1050934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission File Number 333-42085

TRANSWESTERN PUBLISHING COMPANY LLC
(Exact name of registrant as specified in its charter)

DELAWARE	33-0778740
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8344 CLAIREMONT MESA BOULEVARD SAN DIEGO, CALIFORNIA	92111
(Address of principal executive offices)	(Zip Code)

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

TRANSWESTERN PUBLISHING COMPANY LLC
FORM 10-Q INDEX

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
ASSETS
Current assets:
Cash	$32,482	$26,913
Trade receivable, (net of allowance for doubtful accounts of $20,721 at September 30, 2002 and $19,444 at December 31, 2001)	103,428	92,714
Deferred directory costs	27,173	25,617
Other current assets	4,774	3,245

Total current assets	167,857	148,489
Non-current assets:
Property, equipment and leasehold improvements, net	5,660	6,590
Acquired intangibles, net	249,836	252,403
Debt issuance costs, net	11,574	13,192

Total non-current assets	267,070	272,185

Total assets	$434,927	$420,674

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
Accounts payable	$15,610	$17,851
Salaries and benefits payable	10,960	9,883
Accrued acquisition costs	4,820	7,447
Accrued interest	9,015	4,028
Other accrued liabilities	2,017	2,249
Equity trust distribution payable	—	2,902
Customer deposits	36,406	25,420
Current portion, long-term debt	5,912	5,055

Total current liabilities	84,740	74,835
Long-term debt:
Series F Senior Subordinated Notes	215,676	215,777
Senior credit facility Term A Loan	27,388	30,545
Senior credit facility Term B Loan	195,500	197,000
Other long-term liabilities	300	300

Total non-current liabilities	438,864	443,622

Total liabilities	523,604	518,457

Member deficit	(88,677)	(97,783)

Total liabilities and member deficit	$434,927	$420,674

See accompanying notes.

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2002	2001	2002	2001

Net revenues	$75,036	$63,634	$238,552	$158,765
Cost of revenues	14,211	14,949	43,132	34,348

Gross profit	60,825	48,685	195,420	124,417
Operating expenses:
Sales and marketing	37,080	29,015	108,007	73,331
General and administrative	19,199	26,038	52,236	51,676
Recapitalization transaction costs	—	—	—	15,371
Contribution to equity compensation plan	—	616	—	5,805

Total operating expenses	56,279	55,669	160,243	146,183

Income (loss) from operations	4,546	(6,984)	35,177	(21,766)
Other income (loss), net	23	343	(109)	287
Interest expense	(8,653)	(10,041)	(25,963)	(23,224)

Net income (loss) before extraordinary loss	$(4,084)	$(16,682)	$9,105	$(44,703)
Extraordinary loss	—	—	—	(3,515)

Net income (loss)	$(4,084)	$(16,682)	$9,105	$(48,218)

Net income (loss) per member unit	$(4,084)	$(16,682)	$9,105	$(48,218)

Basic and diluted member units outstanding	1	1	1	1

See accompanying notes.

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$9,105	$(48,218)
Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
Loss on early extinguishment of debt	—	3,515
Write-down of investment in Eversave	—	250
Loss on write-off of fixed assets	606	—
Depreciation and amortization	30,563	33,425
Amortization of deferred debt issuance costs	1,790	1,321
Provision for doubtful accounts	27,536	16,742
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade receivables	(10,628)	(1,350)
Write-off of doubtful accounts	(27,695)	(14,567)
Recoveries of doubtful accounts	1,529	1,468
Deferred directory costs	(1,291)	(5,932)
Other current assets	(1,529)	(403)
Accounts payable	(3,194)	(4,844)
Accrued liabilities	(4,664)	(13,103)
Accrued interest	4,987	7,734
Customer deposits	11,696	10,005
Equity trust payable	(2,902)	2,902

Cash provided by (used in) operating activities	35,909	(11,055)
INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements	(1,112)	(970)
Cash paid for acquisition of WorldPages.com, net of cash acquired	—	(140,299)
Acquisition of directories	(24,046)	(14,748)
Deferred financing costs and other assets	(969)	(7,440)

Cash used for investing activities	(26,127)	(163,457)
FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
Revolving credit facility	—	61,700
Senior term loans	—	235,220
9 5/8% Senior Subordinated Notes	—	74,553
Repayments of long-term debt:
Revolving credit facility	—	(84,200)
Senior term loans and note payable	(3,800)	(107,395)
Repayment of debt assumed in acquisition of WorldPages	—	(73,534)
Repayments of debt assumed in WorldPages.com acquisition	(413)	—
Contributions from member	—	125,055
Redemption of member unit	—	(30,004)

Cash provided by (used in) financing activities	(4,213)	201,395

Net increase in cash	5,569	26,883
Cash at beginning of period	26,913	1,961

Cash at end of period	$32,482	$28,844

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$19,126	$14,341

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

     Certain amounts in prior period consolidated financial statements have been reclassified to conform to the presentation for the three and nine months ended September 30, 2002.

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

2. FINANCIAL STATEMENT DETAILS

Property, Equipment and Leasehold Improvements

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

Land and building	$—	$611
Computer and office equipment	11,141	10,219
Furniture and fixtures	2,764	2,492
Leasehold improvements	798	660

	14,703	13,982
Less accumulated depreciation and amortization	(9,043)	(7,392)

	$5,660	$6,590

Acquired Intangibles

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

Customer base	$222,962	$209,676
Goodwill	168,191	159,689
Licensing agreements	1,224	1,224
Non compete and other	7,296	2,621

	399,673	373,210
Less accumulated amortization	(149,837)	(120,807)

Acquired intangibles, net	$249,836	$252,403

Debt issuance costs

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

Debt issuance costs	$17,199	$17,027
Less accumulated amortization	(5,625)	(3,835)

Debt issuance costs, net	$11,574	$13,192

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

3. LONG TERM DEBT

     As of September 30, 2002 the Company had total outstanding long term indebtedness of $438.9 million, including $215.7 million of Series F 9 5/8% Senior Subordinated Notes due 2007, $27.4 million of outstanding borrowings under the Term A loan due 2007, $195.5 million of outstanding borrowings under the Term B loan due 2008, and $0.3 million in acquisition related debt. As of September 30, 2002 the Company had no outstanding borrowings under its $65.0 million revolving credit facility.

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

     Arnold Advertising, Inc. On April 11, 2002, the Company purchased the outstanding common stock of Arnold Advertising, Inc. for a total of $8.1 million. The Company acquired three directories in the north Los Angeles, California area.

     Western Directory, Inc. On May 1, 2002, the Company purchased certain tangible and intangible assets of Western Directory, Inc. for a total of $3.1 million. The Company acquired two directories in northern Oregon.

     Pennco Publishing, Inc. On June 5, 2002, the Company purchased certain tangible and intangible assets of Pennco Publishing, Inc. for a total of $2.5 million. The Company acquired two directories in northwest Oregon.

     West Vista Advertising, Inc. On August 15, 2002, the Company purchased certain tangible and intangible assets of West Vista Advertising, Inc. for a total of $9.2 million. The Company acquired seven directories located in Oregon, Arizona, Utah, and Nevada.

     The purchase prices for the acquisitions above have been allocated on a preliminary basis to the tangible and intangible assets acquired based on their respective fair values at the date of acquisition, as follows (in

Goodwill	$5,853
Customer List	12,492
Non-compete	3,075
Other current and non-current net assets	2,626

     Assuming that the above acquisitions had occurred on the first day of the Company’s nine month period ended September 30, 2002 and September 30, 2001 the unaudited pro forma results of operations would be as follows:

	Nine months ended September 30,

	2002	2001

	(Unaudited)
Net revenues	$246,127	$168,282
Net income (loss)	10,494	(48,256)
Net income (loss) per member unit	10,494	(48,256)

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

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
Statement of Operations:
Net revenues	$19,638	$19,144	$93,326	$20,248
Gross profit	15,383	14,770	76,251	15,765
Operating income (loss)	(2,031)	(8,879)	18,263	(9,312)
Net income (loss)	(4,922)	(12,872)	9,486	(15,071)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Balance Sheet:
Current assets	$66,549	51,811
Non-current assets	189,927	187,227
Current liabilities	21,371	21,920
Non-current liabilities	208,020	210,964

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

Type of cost:	June 28,			Balance at
(in thousands)	2001	Payments	Adjustments	September 30, 2002

Employee separation	$4,100	$(3,873)	—	$227
Office lease settlement	986	(716)	87	357
Redundant assets	800	—	(800)	—

	$5,886	$(4,589)	$(713)	$584

Management believes that the remaining reserves for restructuring are adequate to complete its plan.

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

7. LEGAL PROCEEDINGS

     On October 24, 2001, the Company’s wholly-owned subsidiary, WorldPages, Inc., was sued in the 44th Judicial District Court in Dallas County, Texas by Ionex Communications, Inc., formerly known as Compass Telecommunications, Inc. (“Ionex”). Ionex is claiming that it should be indemnified by WorldPages for what it alleges are breaches by WorldPages of certain of its representations and commitments under that certain Stock Purchase Agreement dated as of July 14, 1999. Ionex is seeking approximately $6.0 million plus fees and expenses relating to (i) indemnification for alleged breaches by WorldPages of its representations relating to accounts receivable, software licenses, taxes and litigation and (ii) reimbursement for severance payments that Ionex has made to former employees of WorldPages. WorldPages intends to vigorously defend against these claims. In June 2002 the Company increased its accrued liability to $3.0 million related to this matter. The increase in the accrued liability for this matter has been recorded as an adjustment to goodwill in the accompanying consolidated balance sheet at September 30, 2002.

     The Company and/or its subsidiaries are parties to various other litigation matters incidental to the conduct of their business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s financial condition or the results of its operations.

8. NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. The Company began applying the new rules on accounting for goodwill and other intangible assets effective January 1, 2002 and as a result no amounts were amortized during the three and nine month period ended September 30, 2002.

     The following table represents the impact of SFAS 142 on the net loss as if SFAS 142 had been in effect for all periods presented in the interim consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Net income (loss) – as reported	$(4,084)	$(16,682)	$9,105	$(48,218)
Amortization of goodwill	—	7,904	—	7,904

Net income (loss) – as adjusted	$(4,084)	$(8,778)	$9,105	$(40,314)

     A summary of changes in the Company’s goodwill for the nine month period ended September 30, 2002 is as follows:

	January 1,	Acquisitions &		Balance at
	2002	Adjustments(1)	Impairments	September 30, 2002

Goodwill	$159,689	$8,502	—	$168,191

(1)	Adjustments primarily relate to the Company’s preliminary purchase price allocation for several acquisitions. Specifically, the ultimate goodwill associated with the WorldPages’ acquisition was adjusted as the value of the assets and liabilities (including merger liabilities and receivable valuation) acquired were finalized.

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

	2001	2001	2002	2002	2002

	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter

Net revenues	$63.6	$83.6	$69.0	$94.5	$75.0
EBITDA(a)	$12.3	$24.9	$19.9	$31.7	$15.2
Bookings(b)	$69.4	$82.0	$62.1	$72.3	$88.2
Advance payments	$26.1	$29.9	$29.8	$31.7	$34.1
Total cash receipts(c)	$68.1	$72.7	$67.9	$75.8	$77.3

(a)	“EBITDA” is defined as income (loss) before extraordinary item, discretionary contributions to the Company’s equity compensation plans (such contributions represent special distributions to the Company’s equity compensation plans in connection with refinancing transactions), non-recurring management bonuses and fees in connection with the June 2001 recapitalization of the Partnership, plus interest expense, taxes, and depreciation and amortization and is consistent with the definition of EBITDA in the indentures relating to the Company’s notes and in the Company’s senior credit facility. EBITDA is not a measure of performance under accounting principles generally accepted in the United States (GAAP). EBITDA should not be considered in isolation or as a substitute for net income (loss), cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company’s ability to service debt. The Company’s definition of EBITDA may not be comparable to that of other companies.

(b)	“Bookings” is defined as the daily advertising orders received from accounts during a given period and generally occur at a steady pace throughout the year. Bookings generated by predecessor owners of acquired directories are excluded.

(c)	Total cash receipts includes both advance payments and collections of accounts receivable.

RESULTS OF OPERATIONS

     The following table summarizes our results of operations as a percentage of revenues for the periods indicated:

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	18.9	23.5	18.1	21.6

Gross profit	81.1	76.5	81.9	78.4
Sales and marketing	49.4	45.6	45.3	46.2
General and administrative	25.6	40.9	21.9	32.5
Recap. transaction costs	0.0	0.0	0.0	9.7
Contribution to Equity Plan	0.0	1.0	0.0	3.7

Income (loss) from operations	6.1%	(11.0%)	14.7%	(13.7)%

EBITDA Margin(a),(b)	20.3%	19.3%	28.0%	22.3%

(a)	For a definition of “EBITDA” see the immediately preceding section.

(b)	“EBITDA Margin” is defined as EBITDA as a percentage of net revenues. Management believes that EBITDA margin provides a valuable indication of the Company’s ability to generate cash flows available for debt service.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

     Net revenues increased $11.4 million, or 17.9%, from $63.6 million in the three months ended September 30, 2001 to $75.0 million in the same period in 2002. The Company published 73 directories in the three months ended September 30, 2002 compared to 71 in the same period in 2001. The net revenue growth was due to $8.8 million from seven new directories, $12.1 million from 13 directories for which the publication date moved into the period, $2.8 million from one prototype directory published during both periods, and growth in the same 52 directories published during both periods of $2.5 million; offset by $14.8 million of net revenues associated with 18 directories published in the three months ended September 30, 2001 but not in the same period in 2002. Of the 18 directories moved out, two were published earlier in the year, one was discontinued, and one will publish in 2003. The remaining 14 directories will publish in the fourth quarter of 2002.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, our same book revenue growth for the 52 directories published in both periods was 5.2%.

     Cost of revenues decreased $0.7 million, or 4.9%, from $14.9 million in the three months ended September 30, 2001 to $14.2 million in the same period in 2002. The decrease was the result of $2.7 million of lower costs associated with the 52 same directories primarily due to a paper price decrease in printing costs, $0.1 million of lower costs associated with the prototype directory, and $3.0 million of costs associated with 18 directories published during the three months ended September 30, 2001, but not in the same period in 2002; offset by $3.1 million of costs associated with seven new directories published in the three months ended September 30, 2002, and $2.2 million in costs associated with 13 directories published in the three months ended September 30, 2002, but not in the same period in 2001. Production support costs decreased $0.2 million in the three months ended September 30, 2002 compared to the same period in 2001.

     As a result of the above, gross profit increased $12.1 million, or 24.9%, from $48.7 million in the three months ended September 30, 2001 to $60.8 million in the same period in 2002. Gross margin increased from 76.5% in the three months ended September 30, 2001 to 81.1% in the same period in 2002 as a result of lower direct costs on the same 52 directories.

     Selling and marketing expenses increased $8.1 million, or 27.8%, from $29.0 million in the three months ended September 30, 2001 to $37.1 million in the same period in 2002. The increase was attributable to increases of $4.5 million in direct sales costs, $3.5 million in provision for bad debt (which was 1.4 percentage points higher on a same book basis compared to the same period in 2001), and $0.1 million in sales support costs. The increase in the provision for bad debt is the result of higher write-offs due to printing and sales errors and payment delinquencies. Additional controls have been implemented to reduce error rates. We vigorously pursue all delinquent customers through third party collection agencies and appropriate legal channels.

     The increase in direct sales costs of $4.5 million was as follows: $4.0 million of costs were for the seven new directories, $3.4 million for 13 directories moving into the period, $0.2 million of higher costs associated with the 52 same directories and $0.6 million of incremental costs for the one prototype directory; offset by $3.7 million of costs associated with 18 directories that published in the three months ended September 30, 2001 but not in the same period in 2002. Direct sales costs as a percentage of revenues for the same 52 directories published during both periods decreased from 22.1% to 21.4% in the three months ended September 30, 2002 compared to the same period in 2001.

     General and administrative expenses decreased $6.8 million, or 26.3%, from $26.0 million for the three months ended September 30, 2001 to $19.2 million for the same period in 2002. The decrease is due to: $7.9 million of amortization for goodwill in the three months ended September 30, 2001 but not in the same period in 2002, and $1.6 million of cost eliminations, primarily in compensation costs, related to the integration of WorldPages; offset by $2.5 million of higher costs associated with professional fees in connection with unsuccessful acquisition bids and $0.2 million increase in amortization of acquired customer base and other intangibles.

     There were no contributions to the Equity Compensation Plan in the three months ended September 30, 2002 as compared to $0.6 million for the three months ended September 30, 2001 which was associated with the contribution to the Equity Compensation Plan of $5.2 million made on June 28, 2001 in connection with the recapitalization.

     As a result of the above factors, income from operations increased $11.5 million, from a net loss from operations of $(7.0) million in the three months ended September 30, 2001 to income from operations of $4.5 million in the same period in 2002. Income from operations as a percentage of net revenues increased from (11.0%) in the three months ended September 30, 2001 to 6.1% in the same period in 2002.

     Interest expense decreased $1.4 million, or 13.8%, from $10.1 million in the three months ended September 30, 2001 to $8.7 million in the same period in 2002 primarily due to a decrease in the rates of interest paid as a result of decreases in Prime and LIBOR rates.

     As a result of the above factors, net loss decreased $12.6 million, from a net loss of $16.7 million in the three months ended September 30, 2001 to a net loss of $4.1 million in the same period in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

     Net revenues increased $79.8 million, or 50.3%, from $158.8 million in the nine months ended September 30, 2001 to $238.6 million in the same period in 2002. The Company published 212 directories in the nine months ended September 30, 2002 compared to 193 in the same period in 2001. The net revenue growth was due to $81.4 million from 33 new directories, $3.3 million from eight directories for which the publication date moved into the period, $2.8 million from one prototype directory published during both periods, and growth in the same 170 directories published during both periods of $8.3 million; offset by $16.0 million of net revenues associated with 22 directories published in the nine months ended September 30, 2001 but not in the same period in 2002. Of the 22 directories moved out, one was discontinued, and two will publish in 2003. The remaining 19 directories will publish in the fourth quarter of 2002.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, our same book revenue growth for the 170 directories published in both periods was 5.8%.

     Cost of revenues increased $8.8 million, or 25.6%, from $34.3 million in the nine months ended September 30, 2001 to $43.1 million in the same period in 2002. The increase was the result of $16.5 million of costs associated with 33 new directories published in the nine months ended September 30, 2002, $0.7 million in costs associated with eight directories published in the nine months ended September 30, 2002, but not in the same period in 2001; offset by $5.7 million of lower costs associated with the 170 same directories primarily due to a paper price decrease in printing costs, $0.1 million of lower costs associated with the prototype directory and $3.5 million of costs associated with 22 directories published during the nine months ended September 30, 2001, but not in the same period in 2002. Production support costs increased $0.9 million in the nine months ended September 30, 2002 due to the additional staffing required to integrate the acquisition of WorldPages.

     As a result of the above, gross profit increased $71.0 million, or 57.1%, from $124.4 million in the nine months ended September 30, 2001 to $195.4 million in the same period in 2002. Gross margin increased from 78.4% in the nine months ended September 30, 2001 to 81.9% in the same period in 2002 as a result of lower direct costs on the same 170 directories.

     Selling and marketing expenses increased $34.7 million, or 47.3%, from $73.3 million in the nine months ended September 30, 2001 to $108.0 million in the same period in 2002. The increase was attributable to increases of $6.2 million in sales support costs, $17.8 million in direct sales costs and $10.7 million in provision for bad debt (which was 1.1 percentage points higher on a same book basis compared to the same period in 2001). The increase in the provision for bad debt is the result of higher write-offs due to printing and sales errors and payment delinquencies. Additional controls have been implemented to reduce error rates. We vigorously pursue all delinquent customers through third party collection agencies and appropriate legal channels.

     Of the increase in sales support costs of $6.2 million, $5.2 million was due to sales offices acquired since the beginning of 2001 and $1.0 million was due to a general increase in costs associated with personnel and other costs associated with our field sales offices. The increase in direct sales costs of $17.8 million was as follows: $20.6 million of costs were for the 33 new directories, $0.9 million for eight directories moving into the period, and $0.6 million of incremental costs for the one prototype directory; offset by $4.3 million of costs associated with 22 directories that published in the nine months ended September 30, 2001 but not in the same period in 2002. Direct sales costs as a percentage of revenues for the same 170 directories published during both periods decreased from 22.7% to 21.5% in the nine months ended September 30, 2002 compared to the same period in 2001.

     General and administrative expenses increased $0.5 million, or 1.1%, from $51.7 million for the nine months ended September 30, 2001 to $52.2 million for the same period in 2002. The increase is due to: amortization of acquired customer base and other intangibles of $5.0 million, additional staffing as a result of acquiring WorldPages of $2.0 million, $2.5 million of professional costs associated with two unsuccessful acquisition bids and $0.3 million of general cost increases; offset by $7.9 million of amortization for goodwill in the nine months ended September 30, 2001 but not in the same period in 2002, and $1.4 million of management fees incurred in the nine months ended September 30, 2001 as a result of the recapitalization of the Partnership on June 28, 2001.

     There were no recapitalization transaction costs incurred in the nine months ended September 30, 2002 as compared to $15.4 million for the nine months ended September 30, 2001 as a result of the recapitalization of the Partnership on June 28, 2001.

     There were no contributions to Equity Compensation Plan incurred in the nine months ended September 30, 2002 as compared to $5.8 million for the nine months ended September 30, 2001 which was associated with the contribution to the Equity Compensation Plan of $5.2 million made on June 28, 2001 in connection with the recapitalization.

     As a result of the above factors, income from operations increased $57.0 million, from a net loss from operations of $21.8 million in the nine months ended September 30, 2001 to income from operations of $35.2 million in the same period in 2002. Income from operations as a percentage of net revenues increased from (13.7%) in the nine months ended September 30, 2001 to 14.7% in the same period in 2002.

     Interest expense increased $2.8 million, or 11.8%, from $23.2 million in the nine months ended September 30, 2001 to $26.0 million in the same period in 2002 due to higher levels of debt partially offset by a decrease in the rates of interest paid as a result of decreases in Prime and LIBOR rates.

     Extraordinary loss in the nine months ended September 30, 2002 was zero compared to $3.5 million in the same period in 2001. Extraordinary losses were the costs associated with the write-off of debt financing costs upon entering into a new $300.0 million senior credit facility that was used in part to pay-off $137.5 million outstanding under the prior credit facility of the Company and senior term loans and $74.2 million to pay-off the assumed WorldPages debt and accrued interest after consummation of the acquisition of WorldPages.

     As a result of the above factors, net income increased $57.3 million, from a net loss of $48.2 million in the nine months ended September 30, 2001 to net income of $9.1 million in the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $35.9 million in the nine months ended September 30, 2002 compared to $11.1 million used in the same period in 2001. The increase in cash provided by operations was primarily due to an increase in net income.

     Net cash used for investing activities was $26.1 million in the nine months ended September 30, 2002, as compared to $163.5 million in the same period in 2001. Investing activities consist primarily of cash used to acquire directories. In the nine months ended September 30, 2002, $24.0 million was spent to acquire directories compared to $155.0 million in the same period in the prior year. Acquisitions made in the nine months ended September 30, 2002 are discussed in note 4 of the financial statements included in this Form 10-Q.

     Net cash used by financing activities was $4.2 million in the nine months ended September 30, 2002 as compared to $201.4 million provided in the same period in 2001. The amounts of cash provided by financing activities for the nine months ended September 30, 2001 were for borrowings for acquisitions. Net cash provided by financing activities decreased in the 2002 period as a result of funding acquisitions in 2002 from cash on hand rather than borrowings.

     In connection with the recapitalization of the Partnership in June 2001, we incurred significant debt. As of September 30, 2002 the Company had total outstanding long term indebtedness of $438.9 million, including $215.7 million of Series F 9 5/8% Senior Subordinated Notes due 2007, $27.4 million of outstanding borrowings under the Term A loan due 2007, $195.5 million of outstanding borrowings under the Term B loan due 2008, and $0.3 million in acquisition related debt. As of September 30, 2002 the Company had no outstanding borrowings under its revolving credit facility, with total borrowing availability of $65.0 million.

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

     We believe that the present market prices of the Partnership’s 11 7/8% senior discount notes represent an opportunity for us to reduce the Partnership’s long-term debt. Accordingly, the Partnership has provided holders of the senior discount notes with notice that it intends to redeem $29.0 million in aggregate principal amount of these notes on November 15, 2002. The Partnership intends to use cash on hand to fund this redemption. We or one or more of our affiliates may purchase additional senior discount notes from time to time in open market purchases or privately negotiated transactions of the Partnership. We will evaluate any such transactions in light of then existing market conditions, taking into account our current liquidity position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk in connection with the term loans and the revolving loans outstanding under our senior credit facility, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. As of September 30, 2002 there was approximately $31.3 million outstanding under the term A loan (at an average interest rate of 4.9% at such time), $197.5 million under the term B loan (at an average interest rate of 4.9% at such time), and zero outstanding under the revolving loan. Based on such balances, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $2.3 million on an annual basis. We do not attempt to mitigate this risk through hedging transactions. All of our sales are denominated in U.S. dollars, thus we are not subject to any foreign currency exchange risks.

ITEM 4. CONTROLS AND PROCEDURES

     Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 24, 2001, the Company’s wholly-owned subsidiary, WorldPages, Inc., was sued in the 44th Judicial District Court in Dallas County, Texas by Ionex Communications, Inc., formerly known as Compass Telecommunications, Inc. (“Ionex”). Ionex is claiming that it should be indemnified by WorldPages for what it alleges are breaches by WorldPages of certain of its representations and commitments under that certain Stock Purchase Agreement dated as of July 14, 1999. Ionex is seeking approximately $6.0 million plus fees and expenses relating to (i) indemnification for alleged breaches by WorldPages of its representations relating to accounts receivable, software licenses, taxes and litigation and (ii) reimbursement for severance payments that Ionex has made to former employees of WorldPages. WorldPages intends to vigorously defend against these claims. In June 2002 the Company increased its accrued liability to $3.0 million related to this matter. The increase in the accrued liability for this matter has been recorded as an adjustment to goodwill in the accompanying consolidated balance sheet at September 30, 2002.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits.

10.1	First Amendment, dated as of May 22, 2002, to the Second Amended and Restated Credit Agreement, dated as of June 28, 2001, among TransWestern Publishing Company, LLC, WorldPages, Inc., TWP Capital Corp. II, the Lenders from time to time parties thereto, Canadian Imperial Bank of Commerce, New York Agency, as administrative agent, Wachovia Bank, National Association, as syndication agent and Fleet National Bank, as documentation agent.

(B)	Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 12, 2002 oni ts behalf by the undersigned thereunto duly authorized.

TRANSWESTERN PUBLISHING COMPANY LLC (Registrant)

BY:	TransWestern Communications Company, Inc. (Manager)

BY:	/s/ Ricardo Puente

	Name:	Ricardo Puente
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

BY:	/s/ Joan Fiorito

	Name:	Joan Fiorito
	Title:	Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Ricardo Puente, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TransWestern Publishing Company LLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Ricardo Puente Ricardo Puente President & Chief Executive Officer

CERTIFICATIONS

I, Joan M. Fiorito, V.P. & Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TransWestern Publishing Company LLC;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Joan M. Fiorito Joan M. Fiorito V. P. — Chief Financial Officer

CERTIFICATION OF PERIODIC REPORT

We, Ricardo Puente, Chief Executive Officer and Joan M. Fiorito, Chief Financial Officer of TransWestern Publishing Company LLC (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated November 12, 2002

/s/ Ricardo Puente
Ricardo Puente Chief Executive Officer

/s/ Joan M. Fiorito
Joan M. Fiorito Chief Financial Officer