Form 10-K
period 2002-12-31
TRANSWESTERN PUBLISHING CO LLC
filed 2003-03-27
CIK 1050934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-42085

TRANSWESTERN PUBLISHING COMPANY LLC

(Exact name of registrant as specified in its charter)

DELAWARE	33-0778740
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

8344 CLAIREMONT MESA BOULEVARD	92111
SAN DIEGO, CALIFORNIA	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (858) 467-2800

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) AND 12 (g) OF THE ACT:

TITLE OF CLASS	NAME OF EXCHANGE ON WHICH REGISTERED
N/A	N/A

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Act). [ ] Yes [X] No

As of June 30, 2002, the aggregate market value of the registrant’s voting stock held by non-affiliates was zero. Equity interests held by directors and certain executive officers and by each person who owns or may be deemed to own 10% or more of our outstanding common equity have been excluded, since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 30, 2002, the registrant had 1,000 voting equity interests and 0 non-voting equity interests issued and outstanding.

TRANSWESTERN PUBLISHING COMPANY LLC
FORM 10-K

PART I

This annual report on Form 10-K contains certain forward-looking statements that involve risks and uncertainties. The actual future results for TransWestern Publishing Company LLC may differ materially from those discussed herein. Additional information concerning factors that could cause or contribute to such differences can be found in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” elsewhere throughout this Annual Report, and in the “Risk Factors” section of TransWestern’s Registration Statement on Form S-4, Registration No. 333-70470, filed with the SEC on October 19, 2001. Unless the context requires otherwise, “TransWestern,” refers to TransWestern Publishing Company LLC and the “Company,” “we,” “us” and “our” each refers to TransWestern, TransWestern Holdings L.P. (“Holdings” or the “Partnership”) and their direct and indirect wholly-owned subsidiaries collectively.

ITEM 1. BUSINESS

We are one of the largest independent yellow pages directory publishers in the United States. As of the date of this filing we own 333 directories which serve communities in 25 states, including Alabama, Arizona, California, Connecticut, Florida, Georgia, Indiana, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, New Jersey, Nevada, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, Tennessee, Texas, Utah, Vermont, and Washington. Our revenues are derived from the sale of advertising to a diversified base of approximately 265,000 accounts as of December 31, 2002, consisting primarily of small to medium-sized local businesses. In counting our number of accounts, we count a single customer that advertises in more than one directory as a separate account for each directory in which it advertises. Yellow pages are an important advertising medium for local businesses due to their low advertising cost, widespread distribution, lasting presence, and high consumer usage.

Since 1993, our management team has successfully executed its strategy of growing revenues from existing directories, improving operating efficiency, accelerating cash flows and starting and acquiring new directories. Over this period, we increased average revenue per account from $1,098 for the year ended December 31, 2000 to $1,320 for the year ended December 31, 2002 and increased our number of directories published from 231 for the year ended December 31, 2000 to 302 for the year ended December 31, 2002, driving our net revenues from $177.3 million for the year ended December 31, 2000 to $335.4 million for the year ended December 31, 2002 and our EBITDA from $57.0 million for the year ended December 31, 2000 to $100.1 million for the year ended December 31, 2002.

RECENT ACQUISITIONS

     During the year ended December 31, 2002 the Company acquired 19 directories in Arizona, California, Nevada, Oregon, Texas, and Utah as follows:

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

     Western Directory, Inc. On May 1, 2002, the Company purchased certain tangible and intangible assets of Western Directory, Inc. for a total of $3.1 million. The Company acquired three directories in northern Oregon. Subsequently, the Company combined two of the directories into one.

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

     Subsequent to the year ended December 31, 2002 the Company acquired the following:

     TelFax, Inc. On February 6, 2003, the Company purchased certain tangible and intangible assets of TelFax, Inc. for a total of $2.0 million. The Company acquired two directories in Oregon and one in Washington.

INDUSTRY OVERVIEW

The United States yellow pages directory industry generated revenues of approximately $14.4 billion in 2002. The independent publisher segment of the yellow pages industry is highly fragmented and growing. Between 225 and 250 independent directory publishers circulated approximately 550 million directories and generated an estimated $1.7 billion in revenues during 2002.

Yellow pages directories accounted for approximately 6.0% of total advertising spending in 2002. Yellow pages directories compete with all other forms of media advertising, including television, radio, newspapers and direct mail. In general, media advertising may be divided into three categories:

•	market development or image advertising such as television, radio and newspaper advertisements;

•	direct response sales promotion such as direct mail; and

•	point of purchase or directional advertising such as classified directories.

Yellow pages directories are primarily directional advertising because they are used either at home or in the workplace when consumers are contemplating a purchase or are in need of a service.

Yellow pages advertising expenditures tend to be more stable than other forms of media advertising and do not fluctuate widely with economic cycles. Yellow pages directory advertising is considered a “must buy” by many small and medium-sized businesses since it is often their principal means of soliciting customers. The strength of the yellow pages as compared to other forms of advertising lies in its consumer reach, lasting presence and cost-effectiveness. Yellow pages are present in nearly every household and business in the United States. Once an advertisement is placed in a directory, it remains within reach of its target audience until the directory is replaced with the next annual edition or is discarded.

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

MARKETS SERVED

As of the date of this filing, we publish 333 yellow pages directories serving distinct communities in 25 states, including Alabama, Arizona, California, Connecticut, Florida, Georgia, Indiana, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, New Jersey, Nevada, New York, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, Tennessee, Texas, Utah, Vermont, and Washington. Our directories are generally well-established in our local communities and are clustered in contiguous geographic areas to create a strong local market presence and to achieve selling efficiencies.

Our net revenues are not materially concentrated in any single directory, industry, geographic region or customer. For the year ended December 31, 2002, we served approximately 254,000 active accounts. Approximately 95.8% of net revenues are derived from local accounts and 4.2% from national companies advertising locally. Less than 0.5% of net revenues come from internet revenues. Our high level of diversification reduces exposure to adverse regional economic conditions and provides additional stability in operating results.

During the year ended December 31, 2002, we published 302 directories. Our geographic diversity throughout the United States is evidenced in the following table for the periods indicated:

	YEARS ENDED DECEMBER 31

	2002	2001	2000

	(Dollars in millions)
NUMBER OF DIRECTORIES PUBLISHED
Northeast	55	58	53
Central	105	99	100
Southwest	65	61	42
West	77	55	36

Total	302	273	231

NET REVENUES
Northeast	$54.8	$54.0	$48.6
Central	79.0	66.9	61.7
Southwest	90.9	67.5	37.6
West	110.7	54.0	29.4

Total	$335.4	$242.4	$177.3

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

Although we remain primarily focused on our printed directories, we extend our reach by marketing advertising in our Internet Yellow Pages located at http://www.WorldPages.com. WorldPages.com enables users to search for businesses or individuals through various options including location, distance, phone number, category or name. The site also provides maps, driving directions, email lookup, links to international directories and our corporate information.

We are in a strategic alliance with Switchboard Inc. to power WorldPages.com. We are responsible for selling the advertisement space while Switchboard is responsible for operating and maintaining the technical aspects of the site. The advertising on WorldPages.com consists primarily of enhanced business listings, premium placement, digital images of the advertisements that appear in our printed directories, and links to the advertisers’ web sites. As of December 31, 2002 approximately 45,000 TransWestern advertisers were advertising on WorldPages.com. Net revenues from the sale of Internet directory services amounted to less than 0.5% of total net revenues for the year ended December 31, 2002. The related direct incremental costs to provide the Internet services are not material. We anticipate that Internet revenues will be less than 1% of net revenues in 2003.

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

SALES AND MARKETING

Yellow pages marketing is a direct sales business which requires both servicing existing accounts and developing new customers. Repeat customers comprise our core account base and a number of these customers have advertised in our directories for many years. For the fiscal years ended December 31, 2002, December 31, 2001 and December 31, 2000, accounts representing 79.5%, 82.2% and 84.3%, respectively, of the prior year’s net revenues have renewed their advertising program in the current edition of each directory. Management believes that this high revenue renewal rate reflects the importance of our directories to our local accounts for whom yellow pages directory advertising is a principal form of advertising. In addition, yellow pages advertising often comprises an integral part of the local advertising strategy for larger national companies operating at the local level. Advertisers have a strong incentive to increase the size of their advertisement and to renew their advertising programs because advertisements are placed within each heading of a directory based first on size then on seniority. Generally, larger advertisements are more effective than smaller advertisements and advertisements placed near the beginning of a heading generate more responses than similarly sized advertisements placed further back in the heading.

The Company has changed the way that it calculates renewal and account retention rates to include “unworked” accounts. Unworked accounts are those that went out of business or were written off to collections prior to the new start of a canvass. Previously, these accounts were excluded from the starting number of accounts and starting revenue. By including these accounts in the starting numbers, the resulting renewal and account retention rates declined by approximately four percentage points for each year presented. Comparative rates from year to year will be relatively unaffected. The historical renewal rates in this report were changed from prior year to reflect this new methodology.

We also build on our account base by generating new business leads from multiple sources including a comprehensive compilation of data about individual company advertising expenditures in competitive yellow page directories. We have developed a proprietary database of high potential customers based on each individual customer’s yellow page advertising expenditures and focused our sales resources on those potential customers. In support of this strategy, we have expanded our sales force from 296 employees at April 30, 1995 to 1,350 at December 31, 2002, representing an increase of approximately 356%. Management has observed a direct correlation between adding new sales force employees and revenue growth.

We employ eight executive vice presidents and 135 district and area sales managers who, together, are responsible for supervising the activities of the account executives. Our 1,350 account executives generate virtually all of our revenues and are responsible for servicing existing advertising accounts and developing new accounts within their assigned service areas.

We have well-established practices and procedures to manage the productivity and effectiveness of our sales force. All new account executives complete a formal two-week training program and receive continuous on-the-job training through the regional sales management structure. Each account executive has a specified account assignment consisting of both new business leads and renewal accounts and is accountable for daily, weekly and monthly sales and advance payment goals. Account executives are compensated in the form of base salary, commissions and car allowance. Although approximately 50% of the sales force still receives a base salary, we have been transitioning some markets to commission only. Sales force compensation is largely tied to sales performance and account collection. As of December 31, 2002, we employed approximately 1,941 people, 1,622 of whom were engaged in sales and sales support functions.

The sales cycle of a directory varies based on the size of the revenue base and can extend from a few weeks to as long as nine months. Once the canvass of customers for a directory is completed, the directory is “closed” and the advertisements are assembled into directories in the production cycle.

PRODUCTION AND DISTRIBUTION

We develop a production planning guide for each directory, which is a comprehensive planning tool setting forth production specifications and the cost structure for that directory. Each production planning guide is incorporated into our annual production schedule and serves as the foundation for our annual budgeting process. Although we view our directories as annual publications, the actual interval between publications may vary from other than a twelve-month cycle. New directory starts can be incorporated into the production schedule without significant disruption because directory production is staggered throughout the year. As of December 31, 2002, we had a production staff of approximately 195 full-time employees.

Our current production process includes post-sales, national sales order processing, advertisement design and manufacturing, white pages licensing and production, yellow pages production, community pages production and pagination. Production operations are primarily managed in-house to minimize costs and to assure a high level of accuracy.

After the in-house production process is complete, the directories are then sent to outside vendors to be printed and distributed. We do not print any of our directories but instead contract with a limited number of printers to print and bind our directories. We contract with several outside vendors to distribute our directories to businesses and residences in our markets.

RAW MATERIALS

Our principal raw material is paper. We used approximately 67.9 million, 50.3 million, and 31.4 million pounds of directory grade paper for the fiscal years ended December 31, 2002, December 31, 2001, and December 31, 2000, respectively, resulting in a total cost of paper during such periods of approximately $21.9 million, $16.8 million, and $9.9 million, respectively. We do not purchase paper directly from the paper mills; instead, our printers purchase the paper on our behalf at prices negotiated by us.

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

INTELLECTUAL PROPERTY

We have registered five trademarks and one service mark used in our business. In addition, each of our publications is protected under Federal copyright laws. Telephone utilities are required to license directory listings of names and telephone numbers that we then license for a set fee per name for use in our white pages listings. Total licensing fees paid by us were $0.8 million, $0.9 million, and $0.2 million in the years ended December 31, 2002, December 31, 2001 and December 31, 2000 respectively. In addition, we believe that the phrase “yellow pages” and the walking fingers logo are in the public domain in the United States. Otherwise, we believe that we own or license the intellectual property rights necessary to conduct our business.

EMPLOYEES

As of December 31, 2002, we employed approximately 1,941 full-time employees, none of whom are members of a union. We believe that we have good relations with our employees.

ITEM 2. PROPERTIES

     We house our corporate, administrative and production staff at our headquarters located at 8344 Clairemont Mesa Boulevard, San Diego, California. Information as of December 31, 2002 relating to our leased corporate headquarters and other leased regional sales offices is set forth in the following table:

		SQUARE	TERM	DESCRIPTION OF
LOCATION	ADDRESS	FOOTAGE	EXPIRATION	USE

San Diego, CA	8344 Clairemont Mesa	45,820	05/31/10	Corporate/Production
Albany, NY	441 New Karner Rd., Ste. 100	7,500	11/30/04	Sales Office
Poughkeepsie, NY	4 Jefferson St. #500	6,210	12/31/03	Sales Office
Elmsford, NY	150 Clearbrook Road	8,775	12/31/08	Sales Office
Milford, CT	48 Wellington Rd., Ste. 100	6,477	4/30/05	Sales Office
San Antonio, TX	8930 Four Winds Dr. Ste. 141	2,053	6/30/06	Sales Office
Houston, TX	12727 Featherwood	9,543	11/30/07	Sales Office
Louisville, KY	2300 Envoy Circle #2301	6,514	3/31/07	Sales Office
Indianapolis, IN	2601 Fortune Circle E #100	3,943	11/30/07	Sales Office
Kettering, OH	3085 Woodman Dr. Ste. 120	3,312	1/31/06	Sales Office
Jackson, MI	2 Universal Way	5,125	11/30/05	Sales Office
Nashville, TN	2525 Perimeter Dr. Ste. 105	3,637	5/31/06	Sales Office
El Dorado Hills, CA	5160 Robert J. Matthews Bl #4	2,800	7/31/05	Sales Office
San Diego, CA	7220 Trade St. #200	8,454	1/31/04	Sales Office
Brunswick, GA	229 Merchants Way	1,440	5/31/03	Sales Office
Gainesville, FL	400 Lake Howard Dr.	4,452	12/31/06	Sales Office
Fort Worth, TX	3800 Sandshell, Ste 180	5,843	2/28/05	Sales Office
Fort Worth, TX	2630 West Freeway, Ste 100	6,880	3/31/04	Sales Office
Macon, GA	4885 Riverside Dr. Ste 106	3,051	11/30/04	Sales Office
Palm Desert, CA	44-900 San Pablo	3,000	12/31/04	Sales Office
Temecula, CA	41743 Enterprise Cir. N #101, 102, 103	5,730	8/31/04	Sales Office
Tucson, AZ	4455 E 5th	6,011	4/30/07	Sales Office
Salt Lake City, UT	1220 E. Vine Street	5,790	3/31/04	Sales Office
West Linn, OR	2442 8th Avenue	9,794	4/30/05	Sales Office
Federal Way, WA	33310 9th Avenue	8,553	7/31/04	Sales Office
Bellevue, WA	15375 SE 30th Place, Ste 310	8,912	4/30/04	Sales Office
Tulsa, OK	10820 E. 45th Street, Bld B	6,411	1/31/05	Sales Office

We lease 86 other sales offices in more remote areas and periodically lease facilities for storage of directories.

ITEM 3. LEGAL PROCEEDINGS

     The Company is party to various litigation matters incidental to the conduct of its business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s financial condition or the results of its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for TransWestern’s membership units, and it is not expected that such a market will develop in the future. As of February, 2003, TransWestern had 1,000 membership units outstanding, all of which are held by TransWestern Holdings L.P. (“Holdings” or the “Partnership”), which is the sole member of TransWestern.

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

The consolidated statement of operations data for the years ended December 31, 2002, 2001, and 2000 and balance sheet data as of December 31, 2002 and 2001 have been derived from our audited consolidated financial statements included elsewhere in this annual report.

The statement of operations data for the year ended December 31, 1999 and the balance sheet data as of December 31, 1999 and 1998 have been derived from our audited consolidated financial statements, which do not appear in this annual report. The unaudited statement of operations data for the year ended December 31, 1998 has been derived from our consolidated financial statements which do not appear in this annual report.

YEARS ENDED

DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
2002	2001	2000	1999	1998

(Unaudited)
(Dollars in thousands, except for per member unit, member units outstanding and average net revenue per account)
STATEMENT OF OPERATIONS DATA:
Net revenue	$335,385	$242,378	$177,346	$146,399	$108,889
Cost of revenues	59,819	49,859	33,302	26,345	20,930
Gross profit	275,566	192,519	144,044	120,054	87,959
Operating expenses:
Selling and marketing	151,515	111,625	72,927	59,370	44,968
General and administrative	25,153	23,515	14,784	14,541	10,862
Depreciation and amortization	41,211	51,484	27,855	19,934	7,244
Recapitalization transaction costs(a)	—	15,371	—	—	—
Contribution to Equity Compensation Plan	—	5,805	—	—	—

Total operating expenses	217,879	207,800	115,566	93,845	63,074

Income (loss) from operations	57,687	(15,281)	28,478	26,209	24,885
Other income, net	2,761	325	164	413	347
Interest expense	(34,269)	(32,266)	(25,906)	(22,786)	(17,785)

Income before extraordinary items	26,179	(47,222)	2,736	3,836	7,447
Extraordinary items(b)	—	(3,515)	—	—	—

Net income (loss)	$26,179	$(50,737)	$2,736	$3,836	$7,447
Net income (loss) per member unit	$26,179	$(50,737)	$2,736	$3,836	$7,447
Basic and diluted member units outstanding	1,000	1,000	1,000	1,000	1,000

OTHER DATA:
Capital expenditures	$1,427	$1,320	$2,056	$1,521	$1,151
Cash flows provided by (used for):
Operating activities	$54,083	$(7,267)	$17,178	$10,545	$11,247
Investing activities	$(25,641)	$(167,764)	$(32,827)	$(58,181)	$(31,081)
Financing activities	$(37,947)	$199,983	$16,443	$34,736	$(14,094)
EBITDA(c)	$100,132	$60,323	$57,000	$46,680	$32,477
EBITDA margin(d)	29.9%	24.9%	32.1%	31.9%	29.8%
Gross profit margin	82.2%	79.4%	81.2%	82.0%	80.8%
Bookings(e)	$306,562	$248,435	$167,141	$133,581	$104,269
Advance payments as a % of net revenue(f)	36.1%	40.9%	44.4%	45.3%	46.3%
Number of accounts(g)	254,098	207,832	161,524	135,097	106,582
Average net revenues per account(h)	$1,320	$1,166	$1,098	$1,084	$1,022
Number of directories published	302	273	231	191	147
Ratio of earnings to fixed charges(i):	1.7	x	0.2	x	1.1	x	1.2	x	1.4	x
BALANCE SHEET DATA (AT END OF YEAR):
Working capital	$73,115	$73,654	$23,750	$8,430	$18,188
Total assets	$409,257	$420,674	$166,138	$146,335	$90,830
Total debt	$443,043	$448,377	$269,895	$252,756	$211,690
Member deficit(j)	$(103,938)	$(97,783)	$(142,097)	$(144,833)	$(148,669)

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

(c) “EBITDA” is defined as income (loss) before extraordinary item, discretionary contributions to the Company’s equity compensation plans (such contributions represent special distributions to the Company’s equity compensation plans in connection with refinancing transactions), non-recurring management bonuses and fees in connection with the June 2001 Recapitalization, plus interest expense, taxes, and depreciation and amortization and is consistent with the definition of EBITDA in the indentures relating to the Company’s notes and in the Company’s senior credit facility. Contributions to the equity compensation plans were approximately $5.5 million for the year ended April 30, 1998 and approximately $5.8 million for the year ended December 31, 2001. EBITDA is not a measure of performance under accounting principles generally accepted in the United States (GAAP). EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company’s ability to service debt. The Company’s definition of EBITDA may not be comparable to that of other companies and is derived as follows:

	YEARS ENDED

	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2002	2001	2000	1999	1998

					(Unaudited)
	(In thousands)
Net income (loss)	$26,179	$(50,737)	$2,736	$3,836	$7,447
Extraordinary loss and impairment of investment	—	3,765	250	—	—
Interest expense	34,269	32,266	25,906	22,786	17,785
Depreciation and amortization	41,211	51,484	27,854	19,934	7,244
Recapitalization transaction costs	—	15,371	—	—	—
Contribution to equity compensation plan	—	5,805	—	—	—
Non-recurring management recapitalization bonus	—	1,727	—	—	—
Tax provision (benefit)	(1,527)	642	254	124	—

EBITDA	100,132	60,323	57,000	46,680	32,477

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

(j) Member deficit is the value of equity contributions to the Company by its member, TransWestern Holdings L.P., plus net income less Member distributions for income taxes and distributions related to recapitalization transactions completed during the years ended April 30, 1998 and December 31, 2001. Member distributions for income taxes during the years ended April 30, 1997 and 1998 totaled $5.8 million and $2.1 million, respectively. In connection with the October 1997 refinancing of the Partnership, $174.4 million was distributed to the limited and general partners of the Partnership. Furthermore, in connection with the June 2001 refinancing of the Partnership, approximately $38.0 million was distributed to the limited and general partners of the Partnership. Member distributions for income taxes during the year ended December 31, 2002 totaled approximately $1.6 million. Member distributions for the payoff of Holdings’ 11 7/8% senior discount notes in 2002 totaled approximately $32.3 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     TransWestern Publishing Company, L.P. (the “Partnership” or “Holdings”) was formed in 1993 to acquire the TransWestern Publishing Division of US West Marketing Resources Group, Inc., a subsidiary of US West Inc. In November 1997, the Partnership formed and contributed substantially all of its assets to TransWestern and TransWestern assumed or guaranteed all of the liabilities of the Partnership and the Partnership changed its name to TransWestern Holdings L.P. As a result of this transaction, the Partnership’s only assets are all of the membership interests of TransWestern and all of the stock of TWP Capital Corp. All of the operations that were previously being conducted by the Partnership are being conducted by TransWestern and its subsidiaries.

     In June 2001, the Partnership completed a recapitalization in which it received equity and debt proceeds totaling approximately $435.1 million (the “Recapitalization”). In the Recapitalization, new investors including Thomas H. Lee Equity Fund V, L.P. and its affiliates along with other investors, existing limited partners of the Partnership and the Partnership’s senior managers invested new and continuing capital of approximately $125.1 million in the Partnership. The proceeds of the equity investment together with approximately $310.0 million of Senior Credit Facility and senior subordinated debt financing were used (i) for approximately $30.0 million of consideration paid to redeem a portion of the Partnership’s limited partnership interests from certain existing limited partners, (ii) to acquire all of the outstanding stock of WorldPages for approximately $141.4 million, (iii) to repay approximately $137.5 million of outstanding debt and accrued interest under the Company’s existing credit facilities, (iv) to repay approximately $74.2 million of existing WorldPages debt and accrued interest after the consummation of the acquisition, (v) to pay approximately $28.7 million of costs, fees, and expenses associated with the Recapitalization and acquisition of WorldPages, (vi) to pay approximately $3.3 million to senior management for bonuses and deal fees associated with the Recapitalization of the Partnership, (vii) to pay approximately $5.2 million net of taxes and benefits to the equity compensation trust for payment to senior and middle management associated with the Recapitalization, (viii) to pay approximately $2.7 million in fees and the discount associated with the issuance of $75.0 million of Series E Senior Subordinated Notes and (ix) approximately $12.1 million for general corporate purposes, including working capital.

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

A significant portion of 2001 Q3 and Q4 net revenues associated with WorldPages was generated from advertising sold prior to the acquisition of WorldPages on June 28, 2001. The chart below does not reflect the bookings associated with net revenues recognized in 2001 Q3 and Q4 sold prior to the acquisition. Additionally, bookings generated by predecessor owners of acquired directories are excluded. Total cash receipts reflects cash received on accounts receivable or revenue recognized both prior to and after TransWestern’s acquisition of WorldPages.

	TWELVE MONTHS ENDING DECEMBER 31,

	2002				2001

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

	(In millions)
Net revenues	$96.8	$75.0	$94.5	$69.0	$83.6	$63.6	$54.5	$40.7
Gross profit	80.1	60.8	78.8	55.8	68.1	48.7	43.4	32.3
Net income (loss)	17.1	(4.1)	11.9	1.3	(2.5)	(16.7)	(26.3)	(5.2)
EBITDA	33.4	15.2	31.7	19.9	24.9	12.3	14.3	8.9
Bookings	83.9	88.2	72.3	62.1	82.0	69.4	47.4	49.7
Advance payments	34.2	34.1	31.7	29.8	29.9	26.1	25.5	19.8
Total cash receipts	82.3	77.3	75.8	67.9	72.7	68.1	48.8	41.2

For definitions of “EBITDA,” “Bookings,” and “advance payments” see the notes to Item 6 “Selected Financial Data.”

Revenue Growth. A key factor in our Company’s revenue growth has been the increase in the number of directories published. Compared to the year ended December 31, 2000, the number of directories published has increased by 71, from 231 to 302 as of December 31, 2002, and we increased our total number of accounts from approximately 162,000 to approximately 254,000 over the same period. The growth in directories was primarily due to acquiring directories that expanded our presence in California, Florida, Ohio, Oklahoma, Texas, Georgia, Alabama, and Michigan. Excluding acquired directories, our net revenues grew 5.0%, 8.0%, and 7.0% for the years ended December 31, 2002, December 31, 2001 and December 31, 2000 respectively. Our average revenue per account increased from $1,098 for the year ended December 31, 2000 to $1,320 for the year ended December 31, 2002. Our revenue renewal rate decreased from 84.3% for the year ended December 31, 2000 to 79.5% for the year ended December 31, 2002 and our account renewal rate decreased from 72.8% for the year ended December 31, 2000 to 68.8% for the year ended December 31, 2002. These declining renewal rates are primarily due to our more stringent credit policies which do not allow past due customers to renew their advertising.

Net revenues from the sale of Internet directory services amounted to less than 0.5% of net revenues for the year ended December 31, 2002. We anticipate that Internet revenues will be less than 0.5% of net revenues in 2003.

Bookings. The length of the measurement periods for revenues and bookings are the same; however, the measurement period for bookings for each month is a four week period ending between the 10th and the last day of the month. Consequently, the measurement period for bookings lags the measurement period for revenue and other items by as much as 21 days. Growth in bookings year over year, which is closely correlated with the number of account executives, was 23.4%, 48.8%, and 25.1% for the years ended December 31, 2002, December 31, 2001 and December 31, 2000 respectively. To facilitate future growth, we increased the size of our sales force by approximately 1.6% from an average of 1,284 in the year ended December 31, 2001, to an average of 1,304 in the year ended December 31, 2002 and are aggressively hiring sales associates in all of our markets around the country.

Cost of Revenues. Our costs of revenue are: production, paper, printing, distribution and licensing. Cost of revenues represented 17.8% of net revenues for the year ended December 31, 2002 compared to 20.6% for the year ended December 31, 2001 and 18.8% for the year ended December 31, 2000. At the individual directory level, production, printing, distribution and licensing costs are largely fixed for an established circulation, resulting in high marginal profit contribution from incremental advertising sales into an existing directory. Since 2000, our constant focus on process improvement and increased productivity has enabled us to minimize additional production and administrative costs while increasing the number of directories.

Our principal raw material is paper. We used approximately 67.9 million, 50.3 million, and 31.4 million pounds of directory grade paper for the fiscal years ended December 31, 2002, December 31, 2001, and December 31, 2000, respectively, resulting in a total cost of paper during such periods of approximately $21.9 million, $16.8 million, and $9.9 million, respectively.

White pages listings are licensed from telephone utilities for a set fee per name and the number of listings correspond directly to planned circulation and does not fluctuate. Total licensing fees incurred by us were $0.8 million, $0.9 million, and $0.2 million for the years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively. Distribution is provided by several third-party vendors at a fixed delivery cost per directory as established by individual market.

Selling and Marketing Expenses. Direct sales expense correlates closely with the size of our sales force. As we continue to increase the number of directories and to expand our total customer base,

the number of account executives required to complete the annual selling cycle grows accordingly. Our ability to complete selling each directory within a prescribed time frame depends on account executive staffing levels and productivity. Historically, we have experienced a high turnover rate among our account executives, particularly among new hires, and therefore continue to invest in recruiting and training account executives to build the size of our sales force and to continue to grow revenue. The number of account executives has grown from an average of 610 in the year ended December 31, 1999, to an average of 1,304 in the year ended December 31, 2002.

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

Although we collect an advance payment from most advertisers, credit is extended based upon the size of the advertising program and customer collection history. While our accounts receivable are not subject to any concentrated credit risk, credit losses represent a cost of doing business due to the nature of our customer base, largely local businesses, and the use of extended credit terms. Generally, credit is extended under eight to twelve month installment payment terms. In addition, customers are given credits for the current year when errors occur in their advertisements. A reserve for bad debt and errors is established when revenue is recognized for individual directories. The estimated bad debt expense is determined on a market by market basis taking into account prior years’ collection history.

Actual write-offs are taken against the reserve when management determines that an account is uncollectible, which typically will be determined after completion of the next annual selling cycle. Therefore, actual account write-offs may not occur until 12 to 18 months after a directory has been published. The estimated provision for bad debt equaled 12.2%, 11.1%, and 9.8% of net revenues for the years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively. Management regularly reviews actual write-offs of accounts receivable as compared to the reserve estimates made at the time individual directories are published.

RESULTS OF OPERATIONS

The following table summarizes the Company’s results of operations as a percentage of revenue for the periods indicated:

	YEARS ENDED
	DECEMBER 31,

	2002	2001	2000

Net revenues	100.0%	100.0%	100.0%
Cost of revenues	17.8	20.6	18.8

Gross profit	82.2	79.4	81.2
Sales and marketing	45.2	46.1	41.1
General and administrative	7.5	9.7	8.3
Depreciation and amortization	12.3	21.2	15.7
Recapitalization transaction costs	—	6.3	—
Contribution to equity compensation plan	—	2.4	—

Income (loss) from operations	17.2%	(6.3)%	16.1%

EBITDA	29.9%	24.9%	32.1%

For the definition of “EBITDA,” see the notes to Item 6, “Selected Financial Data.”

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Net revenues increased $93.0 million, or 38.4%, from $242.4 million in the year ended December 31, 2001 to $335.4 million in the same period in 2002. We published 302 directories in the year ended December 31, 2002 compared to 273 in the same period in 2001. The net revenue growth was due to year to year growth in the same 251 directories published during both periods of $11.5 million, $83.6 million from 39 new directories, $2.8 million from one prototype directory published during both periods, and $8.9 million from 11 directories for which the publication date moved into the period; offset by $13.8 million of net revenues associated with 21 directories published in the year ended December 31, 2001 but not in the same period in 2002. Of the $83.6 million from new directories, $82.9 was due to directories acquired and $0.7 million was due to new internally developed directories.

As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, same book revenue growth for the 251 directories published in both periods was 5.0%.

Cost of revenues increased $10.0 million, or 20.1%, from $49.8 million in the year ended December 31, 2001 to $59.8 million in the same period in 2002. The increase was the result of $16.9 million of costs associated with 39 new directories published in the year ended December 31, 2002, and $1.8 million in costs associated with 11 books published in the year ended December 31, 2002, but not in the same period in 2001; offset by a $0.1 million decrease in costs for the prototype directory published during both periods and $2.2 million of costs associated with 21 directories published during the year ended December 31, 2001, but not in the same period in 2002. Direct costs of publishing the same 251 books in the year ended December 31, 2002 as compared to 2001 decreased $7.2 million. Indirect production costs increased $0.8 million for the 2002 period.

As a result of the above factors, gross profit increased $83.1 million, or 43.2%, from $192.5 million in the year ended December 31, 2001 to $275.6 million in the same period in 2002. Gross margin increased from 79.4% in the year ended December 31, 2001 to 82.2% in the same period in 2002 as a result of lower direct costs on the same 251 books published during both periods.

Selling and marketing expenses increased $39.9 million, or 35.7%, from $111.6 million in the year ended December 31, 2001 to $151.5 million in the same period in 2002. The increase in direct sales costs was attributable to $21.0 million of costs associated with 39 new directories, $0.6 million of additional sales costs for the prototype directory published during both periods, $2.3 million of costs associated with 11 directories that published in the year ended December 31, 2002 but not in the same period in 2001 offset by a $0.3 million decrease in costs for the same 251 directories published during both periods and $3.6 million of costs associated with 21 books that published in the year ended December 31, 2001 but not in the same period in 2002. Indirect sales management costs increased $6.5 million. $5.8 million of these costs are associated with acquired sales offices and $0.7 million is related to increased support costs over the prior year. Our provision for bad debt for write-offs increased $14.0 million, or 52.0%, from $26.9 million in 2001 to $40.9 million in 2002. The increase in bad debts was attributable to $9.3 million of costs associated with 39 new directories, $4.7 million of additional provision for bad debt for the same

251 directories published during both periods inclusive of an increase of $2.8 million due to potentially higher write-offs primarily associated with an increase in customer claims and delinquent customers, $1.0 million of costs associated with 11 directories that published in the year ended December 31, 2002 but not in the same period in 2001 and $0.3 million of costs for the prototype directory published during both periods, offset by $1.3 million of costs associated with 21 books that published in the year ended December 31, 2001 but not in the same period in 2002. Selling and marketing expense as a percentage of net revenues decreased from 46.1% in the year ended December 31, 2001 to 45.2% in the same period in 2002 primarily as a result of decreased direct sales costs associated with publishing the same 251 directories in 2002 compared to 2001 and decreased indirect costs as a percentage of net revenues.

General and administrative expense excluding depreciation and amortization increased $1.7 million, or 7.2%, from $23.5 million for the year ended December 31, 2001 to $25.2 million for the same period in 2002 primarily as a result of additional personnel and related costs in the first six months in 2002 compared to the first six months in 2001 as a result of the acquisition of WorldPages and an increase of approximately $1.7 million in due diligence fees related to unsuccessful acquisitions compared to the prior year. This was partially offset by a reduction of general and administrative expenses of $1.5 million due to the settlement of a lawsuit during January 2003 which the Company reduced the accrual based on the final settlement. The Company had previously established the reserve associated with the lawsuit during the final allocation of purchase price of WorldPages during 2002. Depreciation and amortization decreased $10.3 million, or 20.0%, from $51.5 million in the year ended December 31, 2000 to $41.2 million for the same period in 2002 primarily due to $15.8 of amortization of goodwill in the year ended December 31, 2001 and no amortization of goodwill in the year ended December 31, 2002 due to adoption of SFAS 142.

There were no costs incurred in the year ended December 31, 2002 as compared to $15.4 million for the year ended December 31, 2001 as a result of the recapitalization of the Partnership on June 28, 2001.

There were no contributions to the equity compensation plan incurred in the year ended December 31, 2002 as compared to $5.8 million for the year ended December 31, 2001 made on June 28, 2001 in connection with the recapitalization.

As a result of the above factors, income (loss) from operations increased $73.0 million, from a loss of $15.3 million in the year ended December 31, 2001 to income of $57.7 million in the same period in 2002. Income (loss) from operations as a percentage of net revenues increased from (6.3%) in the year ended December 31, 2001 to 17.2% in the same period in 2002.

Interest expense increased $2.0 million, or 6.2%, from $32.3 million in the year ended December 31, 2001 to $34.3 million in the same period in 2002 due to higher average debt balance outstanding in connection with the acquisition of WorldPages.

Income (loss) before extraordinary item increased $71.9 million, from a loss of $47.2 million in the year ended December 31, 2001 to income of $24.7 million in the same period in 2002.

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

Selling and marketing expenses increased $38.7 million, or 53.1%, from $72.9 million in the year ended December 31, 2000 to $111.6 million in the same period in 2001. The increase in direct sales costs was attributable to $13.8 million of costs associated with 52 new directories, $5.3 million of additional sales costs for the same 216 directories published during both periods, $0.9 million of costs associated with five directories that published in the year ended December 31, 2001 but not in the same period in 2000 offset by $1.5 million of costs associated with 15 books that published in the year ended December 31, 2000 but not in the same period in 2001. Indirect sales management costs increased $11.0 million. $7.5 million of these costs are associated with acquired sales offices and $3.5 million is related to increased support costs over the prior year. Our provision for bad debt for write-offs increased $9.6 million, or 55.5%, from $17.3 million in 2000 to $26.9 million in 2001. The increase in the provision for bad debts was attributable to $6.4 million of costs associated with 52 new directories, $3.4 million of additional bad debt for the same 216 directories published during both periods inclusive of an increase of $2.4 million due to potentially higher write-offs primarily associated with an increase in customer claims, $0.4 million of costs associated with five directories that published in the year ended December 31, 2001 but not in the same period in 2000 offset by $0.6 million of costs associated with 15 books that published in the year ended December 31, 2000 but not in the same period in 2001. Selling and marketing expense as a percentage of net revenues increased from 41.1% in the year ended December 31, 2000 to 46.1% in the same period in 2001 primarily as a result of increased direct sales costs associated with publishing the same 216 directories in 2001 compared to 2000 and direct and indirect costs associated with new books and offices as well as increasing the reserve for bad debts by $2.3 million due the deterioration of historical collection trends on various directories.

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

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures were $1.4 million, $1.3 million, and $2.1 million for the years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively. Capital spending is used largely for computer hardware and software upgrades for the maintenance of production and financial operating systems. As of December 31, 2002, we did not have any material commitments for capital expenditures.

Working capital decreased $0.6 million from $73.7 million at December 31, 2001 to $73.1 million at December 31, 2002. Net accounts receivable, which represents the largest component of working capital, increased to $104.3 million as of December 31, 2002 compared to $92.7 million as of December 31, 2001 due to an increase in net revenues. Cash decreased to $17.4 million as of December 31, 2002 from $26.9 million as of December 31, 2001. Current liabilities increased to $76.3 million as of December 31, 2002 from $74.9 million as of December 31, 2001, primarily as a result of increased customer deposits from our increased portfolio size as a result of acquisitions. Advance payments as a percentage of net revenues decreased from 40.9% for the year ended December 31, 2001 to 36.1% in the same period in 2002 due to lower advance payments on acquired books, specifically WorldPages books which were each published at least once in 2002 as opposed to 2001 when only 19 of the 42 books acquired were published.

Net cash provided by (used for) operating activities was $54.1 million, ($7.3) million, and $17.2 million in the years ended December 31, 2002, December 31, 2001, and December 31, 2000, respectively. The increase from the year ended December 31, 2001 compared to the year ending December 31, 2002 of $61.4 million was primarily due to an increase in net income. The decrease from the year ended December 31, 2000 compared to the year ending December 31, 2001 of $24.5 million was due to: a decrease in the level of trade receivables subsequent to the WorldPages transaction, an increase in the amount of deferred directory costs, and a lower level of accrued liabilities in December 2001 compared to December 2000.

Net cash used for investing activities was approximately ($25.6) million, ($167.8) million, and ($32.8) million in the years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively. Cash outflows for investing activities primarily relate to directory acquisitions. The increase in the year ended December 31, 2001 as compared to the years ended December 31, 2002 and December 31, 2000 was mainly due to the WorldPages acquisition during 2001.

Net cash (used for) provided by financing activities was approximately ($37.9) million, $200.0 million, and $16.4 million in the years ended December 31, 2002, December 31, 2001, and December 31, 2000, respectively. The cash used in 2002 was primarily due to distributions to Holdings for the redemption of the Partnership’s 11 7/8% senior discount notes. The increase in the cash provided by financing activities in the year ended December 31, 2001 was due to the borrowings under the senior term loan and revolving credit facility, as well as the issuance of senior subordinated notes offset in part by the repayment of the old revolving credit facility and the old senior term loan in connection with the recapitalization of the Partnership and acquisition of WorldPages in June of 2001. The $16.4 million of funds borrowed in the year ended December 31, 2000 was used to finance acquisitions during 2000.

In connection with the Recapitalization of the Partnership in June 2001, we incurred significant debt. As of December 31, 2002 we had total outstanding long term indebtedness of $436.9 million, which represented a decrease of $6.7 million, or 1.5%, from total outstanding long term indebtedness of $443.6 million as of December 31, 2001. The outstanding long term indebtedness as of December 31, 2002 included: $215.0 million of TransWestern’s Series F 9 5/8% Senior Subordinated Notes due 2007 (excluding unamortized premium and discount), $26.1 million of outstanding borrowings under the Term A loan, $195.0 million of outstanding borrowings under the Term B loan, and $0.2 million in acquisition related debt. As of December 31, 2002 we had $65.0 million of additional borrowing availability under the revolving credit facility, none of which was outstanding.

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

In connection with our strategy of growing revenues from existing directories, we have increased our sales force from 532 employees at December 31, 1998 to 1,350 employees at December 31, 2002. We seek to continue to increase the absolute size of our sales force, however, exclusive of the effect of the increase in the sales force due to acquisitions, we currently do not believe that our sales force will increase at a rate equal to the percentage increase from 1998 to 2001. We do not believe that increases in the number of sales personnel will materially impact our liquidity.

On November 15, 2002, the Partnership redeemed $29.0 million in aggregate principal amount of its 11 7/8% senior discount notes using cash on hand to fund the redemption. On January 15, 2003, the Partnership redeemed the remaining balance of $28.9 in aggregate principal amount of these notes by borrowing $15.0 million of the available $65.0 million on the Company’s revolving line of credit and using cash on hand to fund the redemption.

The senior credit facility and the indentures governing TransWestern’s notes significantly restrict the distribution of funds by TransWestern and the other indirect subsidiaries of the Partnership. We cannot assure you that the agreements governing the indebtedness of the Partnership’s subsidiaries will permit such subsidiaries to distribute funds to the Partnership.

On January 15, 2003, the Partnership redeemed the remaining $28.9 million in aggregate principal amount of Partnership’s Discount Notes. As a result of the redemption the Company distributed $32.3 million to the Partnership. In addition, in connection with the redemption the Company borrowed $15.0 million of the available $65.0 million on its revolving line of credit and used cash on hand to fund the remaining distribution.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	PAYMENTS DUE BY PERIOD

		Less than	Years	Years	More than
	Total	1 Year	2-3	4-5	5 Years

	(In millions)
Long-term debt	$443.0	$6.3	$16.2	$326.5	$94.0
Operating lease obligations	21.8	6.2	8.4	4.5	2.7
Licensing and purchase obligations	25.3	15.5	9.8	—	—

Total	$490.1	$28.0	$34.4	$331.0	$96.7

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

     Net revenues from the sale of Internet directory services amounted to less than 1% of net revenues for the year ended December 31, 2002. We anticipate that Internet revenues will be less than 1% of net revenues in 2003.

Credit and Bad Debt

     Generally, advertising contracts with a cost no greater than $300 are paid in full at the time of sale. In addition, credit is typically extended for accounts exceeding $300 to new and renewal customers after receipt of a 33% down payment. The remaining balance is billed over no more than eight months beginning the month after sale. Renewal customer accounts can be no more than sixty days past due at the time next year’s directory is published. Some renewal customers are not required to make a down payment and are billed over eight to twelve monthly periods.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments and for estimated losses for claims resulting from publication errors and omissions in customer advertising. Allowances are established on each directory by reviewing the prior year’s cash collection experience for that directory. We assume the collection experience in the current directory will be comparable to that of the prior year. We review the cash collection experience on an on-going basis for each directory in our entire portfolio. If the portfolio’s cash collection experience begins to perform below that of the prior year, management may choose to accrue additional allowances if the deceleration is believed to be anything more than temporary. If the financial condition of TransWestern’s customers were to deteriorate, resulting in an impairment of their ability to make payments, or if TransWestern’s claims for production errors were to increase, additional allowances may be required. Our historical experience currently indicates that annualized bad debts are approximately 12% of our revenues. If events such as those described above increase our historical rates by 1%, our bad debt expense could increase by approximately $3.3 million.

     The Company regularly retains collection agencies in an effort to collect on past due accounts. Actual write-offs are taken against the allowance when management determines an account is uncollectible. Recoveries of previously written-off amounts are recorded as other income at the point in time they are recovered.

Goodwill Impairment

     The Company assessed impairment of its goodwill based on the provisions of SFAS 142. In assessing impairment, the Company must make assumptions regarding the future cash flows and other factors to determine the fair value of goodwill or impairment thereof. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for this asset not previously recorded. During the year ended December 31, 2002, the Company did not record any impairment loss related to goodwill.

     The Company applied SFAS 142 in the first quarter of 2002. Application of the nonamortization provisions of SFAS 142 resulted in an increase in net income of $33.0 million in 2002. The Company reclassified an assembled workforce intangible asset with an unamortized balance of $0.8 million to goodwill. In accordance with SFAS 142 the Company tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step was a screen for potential impairment, while the second step measured the amount of the impairment, if any. The Company performed the required impairment tests of goodwill as of January 1, 2002 and December 31, 2002 and determined that there was no impairment.

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

Taxes and Valuation Allowance

     As required by Statement of Financial Accounting Standards No. 109 (“FAS 109”), we recognize tax assets on the balance sheet if it is “more likely than not” that they will be realized on future tax returns. At December 31, 2001, we have fully provided a full valuation allowance against deferred tax assets of $27.9 million, reflecting uncertainty associated with our future profitability. During 2002, we reassessed the valuation allowance previously established against the net deferred assets. Factors considered by us included the history of earnings and projected earnings based on current and future operations. Based on the positive evidence, we concluded that it is more likely than not that a portion of the deferred tax assets would be realized. Accordingly we released approximately $9.9 million of against deferred tax assets, of which $3.8 million related to the acquisition of WorldPages and was recorded as a reduction to goodwill. Where the usage of net deferred tax assets may be limited due to a cumulative change in ownership of more than 50% within the last three years, we concluded that there may be a limitation and a valuation allowance of $18.0 million was maintained. Should some or all of the deferred tax assets associated with the acquisition of WorldPages ultimately be recognized, the reversal of the valuation allowance will be allocated to reduce goodwill recorded in the acquisition.

FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. When used in this Annual Report on Form 10-K, the words “anticipate,” “believe,” “estimate,” “expect,” “intends” and similar expressions, as they relate to our Company are intended to identify forward- looking statements. Actual results could differ materially from those projected in the forward-looking statements. Important factors that could affect our results include, but are not limited to, (i) our high level of indebtedness; (ii) the restrictions imposed by the terms of our indebtedness; (iii) the turnover rate amongst our account executives; (iv) the variation in our quarterly results; (v) risks related to the fact that a large portion of our sales are to small, local businesses; (vi) our dependence on certain key personnel; (vii) risks related to the acquisition and start-up of directories; (viii) risks related to substantial competition in our markets; (ix) risks related to changing technology and new product developments; (x) the effect of fluctuations in paper costs; and (xi) the sensitivity of our business to general economic conditions. Additional information with respect to these and other factors that could cause our actual results to differ from those projected are included in the “Risk Factors” section of TransWestern’s Registration Statement on Form S-4, Registration No. 333-70470, filed with the SEC on October 19, 2001.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to interest rate risk in connection with the term loans and the revolving credit facility outstanding under our senior credit facility, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. As of December 31, 2002, there was approximately $30.4 million outstanding under the Term A loan (at an interest rate of 4.2% at such time), $197.0 million outstanding under the Term B loan (at an interest rate of approximately 4.6% at such time), and nothing outstanding under the revolving credit facility. Based on such balances, an increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $2.3 million on an annual basis. We do not attempt to mitigate this risk through hedging transactions. All of our sales are denominated in U.S. dollars, thus we are not subject to any foreign currency exchange risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TRANSWESTERN PUBLISHING COMPANY LLC
INDEX TO FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Member
TransWestern Publishing Company LLC

We have audited the accompanying consolidated balance sheets of TransWestern Publishing Company LLC as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in member deficit, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TransWestern Publishing Company LLC at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, TransWestern Publishing Company LLC changed its method of accounting for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“Statement”) No.142 during the first quarter of fiscal 2002.

ERNST & YOUNG LLP

San Diego, California
January 31, 2003
except for Note 13, as to which the date is
February 6, 2003.

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	DECEMBER 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$17,408	$26,913
Trade receivables, (less allowance for doubtful accounts of $19,694 and $19,444 at December 31, 2002 and 2001, respectively)	104,257	92,714
Deferred directory costs	24,312	25,617
Other current assets	3,433	3,245

Total current assets	149,410	148,489
Property, equipment and leasehold improvements, net	5,444	6,590
Acquired intangibles, net	235,121	252,403
Debt issuance costs, net	10,987	13,192
Deferred tax asset	8,295	—

Total non-current assets	259,847	272,185

Total assets	$409,257	$420,674

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
Accounts payable	$17,118	$17,851
Salaries and benefits payable	10,034	9,883
Accrued acquisition costs	2,165	7,447
Accrued interest	3,660	4,028
Other accrued liabilities	4,333	2,249
Equity trust distribution payable	—	2,902
Customer deposits	32,642	25,420
Current portion, long-term debt	6,343	5,055

Total current liabilities	76,295	74,835
Long-term debt:
Series F 9 5/8% Senior Subordinated Notes	215,643	215,777
Senior credit facility Term A loan	26,057	30,545
Senior credit facility Term B loan	195,000	197,000
Other long-term liabilities	200	300

Total non-current liabilities	436,900	443,622

Total liabilities	513,195	518,457

Member deficit	(103,938)	(97,783)

Total liabilities and member deficit	$409,257	$420,674

See accompanying notes.

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for per member unit and member units outstanding)

	YEARS ENDED DECEMBER 31,

	2002	2001	2000

Net revenues	$335,385	$242,378	$177,346
Cost of revenues	59,819	49,859	33,302

Gross profit	275,566	192,519	144,044
Operating expenses:
Sales and marketing	151,515	111,625	72,927
General and administrative	25,153	23,515	14,784
Depreciation and amortization	41,211	51,484	27,855
Recapitalization transaction costs	—	15,371	—
Contribution to equity compensation plan	—	5,805	—

Total operating expenses	217,879	207,800	115,566

Income (loss) from operations	57,687	(15,281)	28,478

Other income, net	1,234	967	418
Interest expense	(34,269)	(32,266)	(25,906)

	(33,035)	(31,299)	(25,488)

Income (loss) before taxes and extraordinary item	24,652	(46,580)	2,990
Income tax benefit (provision)	1,527	(642)	(254)

Income (loss) before extraordinary item	26,179	(47,222)	2,736
Extraordinary loss	—	(3,515)	—

Net income (loss)	$26,179	$(50,737)	$2,736

Income (loss) before extraordinary item per member unit	$26,179	$(47,222)	$2,736

Net income (loss) per member unit	$26,179	$(50,737)	$2,736

Member units outstanding	1,000	1,000	1,000

See accompanying notes.

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER DEFICIT
(In thousands)

Balance at December 31, 1999	$(144,833)
Net income	2,736

Balance at December 31, 2000	(142,097)

Net loss	(50,737)
Contributions from member	125,055
Distributions to member	(30,004)

Balance at December 31, 2001	(97,783)

Net income	26,179
Distributions to member	(32,334)

Balance at December 31, 2002	$(103,938)

See accompanying notes.

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2002	2001	2000

OPERATING ACTIVITIES
Net income (loss)	$26,179	$(50,737)	$2,736
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,211	51,484	27,855
Amortization of deferred debt issuance costs	2,244	1,919	1,160
Write-off of debt issuance costs	—	3,515	—
Provision for doubtful accounts	38,717	26,930	17,340
Impairment of investment	—	250	250
Loss on disposal of fixed assets	606	35	3
Reversal of valuation allowance on deferred tax asset	(6,139)	—	—
Changes in operating assets and liabilities, net of effects of purchased directories:
Trade receivables	(11,299)	(6,888)	(13,656)
Write-off of doubtful accounts	(42,109)	(17,906)	(17,914)
Recoveries of doubtful accounts	2,393	1,801	1,430
Deferred directory costs	1,570	(7,465)	(1,811)
Other current assets	(188)	689	(143)
Accounts payable	(158)	(1,161)	1,571
Accrued liabilities	(3,606)	(19,912)	(3,363)
Accrued interest	(368)	1,313	584
Customer deposits	7,932	6,019	1,136
Equity trust distribution payable	(2,902)	2,902	—
Other current liabilities	—	(55)	—

Net cash provided (used) by operating activities	54,083	(7,267)	17,178

INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements	(1,427)	(1,320)	(2,056)
Cash paid for the purchase of directories	(24,046)	(14,755)	(30,771)
Cash paid for acquisition of WorldPages net of cash assumed	—	(141,417)	—
Cash paid for deferred financing costs and other assets	(168)	(10,272)	—

Net cash used for investing activities	(25,641)	(167,764)	(32,827)

FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
Senior Term Loan	—	235,000	40,000
Revolving Credit Facility	—	61,700	63,600
Increase in other assets, primarily debt issuance costs, net	—	—	(898)
9 5/8% Senior Subordinated Notes	—	74,553	—
Repayments of long-term debt:
Revolving Credit Facility	—	(84,200)	(81,200)
Note payable	—	(1,600)	—
External Debt	—	—	(3,315)
Senior Term Loan	(5,200)	(106,819)	(1,744)
Repayment of debt acquired	(413)	(73,702)	—
Redemption of member units	—	(30,004)	—
Distributions to TransWestern Holdings	(32,334)	—	—
Contributions from members	—	125,055	—

Net cash provided by (used for) financing activities	(37,947)	199,983	16,443

Net increase (decrease) in cash and cash equivalents	(9,505)	24,952	794
Cash and cash equivalents at beginning of year	26,913	1,961	1,167

Cash and cash equivalents at end of year	$17,408	$26,913	$1,961

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$32,248	$29,036	$24,150

Cash paid for taxes	$1,188	$315	$240

See accompanying notes.

TRANSWESTERN PUBLISHING COMPANY LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Business Activities and Basis of Presentation

TransWestern Publishing Company, L.P. (the “Partnership” or “Holdings”) was formed in 1993 to acquire the business of TransWestern Publishing from US West Marketing Resources Group, Inc. TransWestern Publishing was a division of US West prior to May 1993. TransWestern publishes and distributes local yellow page directories in twenty-five states and operates in one reportable segment.

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

The membership interests of TransWestern Publishing Company LLC (“TransWestern” and together with Holdings and their direct and indirect subsidiaries, the “Company”, consists of a single class of authorized common units (the “Member Units”). Holdings is the sole member of TransWestern and accordingly, holds all 1,000 of the issued and outstanding Member Units.

TransWestern Communications Company, Inc. (“TCC”), the general partner of Holdings, held approximately 1.0% of Holdings outstanding partnership units in the period from formation (1993) through September 1997 and 1.7% from September 1997 to June 2001. Upon the closing of the Recapitalization, TCC holds approximately 1.4% of Holdings’ outstanding partnership units.

Principles of Consolidation

The consolidated financial statements include the accounts of TransWestern and its direct and indirect wholly owned subsidiaries. All intercompany transactions have been eliminated.

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

Revenue Recognition, Deferred Directory Costs and Customer Deposits

Revenues from the sale of advertising placed in each directory are recognized upon the distribution of directories in their individual market areas. Advance payments received for directory advertising are shown as customer deposits in the accompanying balance sheets until the directory’s revenue is recognized. Expenditures directly related to sales, production, printing and distribution of directories are capitalized as deferred directory costs and matched against related revenues upon directory distribution. Costs associated with salesperson compensation are included in sales and marketing costs. Costs associated with production, printing, and distribution are included in cost of revenues. The Company published and recognized revenues for 302, 273, and 231 directories during the years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively.

Net revenues from the sale of Internet directory services amounted to less than 1% of net revenues for the years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively. The related direct incremental costs to provide the Internet services are not material.

Concentration of Credit Risk

Management believes it is not subject to a concentration of credit risk as revenues are not significantly concentrated in any single directory, industry, geographic region, or customer. However credit losses have represented a cost of doing business due to the nature of the customer base (predominantly small businesses) and the use of extended credit terms. Although the Company collects an advance payment from most advertisers, credit is extended based upon the size of the advertising program and customer collection history.

A provision for doubtful accounts based on historical experience is recorded at the time revenue is recognized for individual directories and is included in sales and marketing. In addition, management reviews the adequacy of the provision for doubtful accounts on a periodic basis as additional collection history becomes available. The estimated provision for doubtful accounts as a percentage of net revenues equaled 12.2%, 11.1%, and 9.8% in the years ended December 31, 2002, December 31, 2001, and December 31, 2000, respectively. Actual write-offs are taken against the allowance when management determines that an account is uncollectible. In general, management makes this determination when an account has declared bankruptcy, has gone out of business, is significantly past due, or fails to renew for the following year’s directory. Recoveries of previously written-off amounts are recorded as other income at the point in time they are recovered.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value disclosures:

Cash, Cash Equivalents and Receivables

The carrying amounts approximate fair values because of short maturities of these instruments and the reserves for doubtful accounts which in the opinion of management is adequate to state receivables at their fair value.

Long-Term Debt

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, management of the Company believes the fair value of long-term debt approximates its carrying value at December 31, 2002.

Accounts Payable and Accrued Liabilities

The carrying amounts approximate fair values because of short maturities of these instruments.

Long-Lived and Intangible Assets

Property, equipment and leasehold improvements are carried at cost, less depreciation and amortization. Depreciation is computed using the straight-line method over the assets’ estimated useful lives which range from three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease period.

Acquired intangibles are carried at cost which represents the excess of the purchase price over the fair value of net tangible assets acquired in connection with acquisitions of regional providers of yellow page directories. Acquired intangibles consist primarily of goodwill and customer lists with initial carrying values, which, in the opinion of management, are equal to fair market value on the date of acquisition. Acquired non-goodwill intangibles are being amortized over three to five years.

The Company reviews the carrying value of property, equipment and leasehold improvements for evidence of impairment through comparison of the undiscounted cash flows generated from those assets to the related carrying amounts of the assets. The carrying value of acquired non-goodwill intangibles is evaluated for impairment through comparison of the undiscounted cash flows derived from publication of acquired directories.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. The Company began applying the new rules on accounting for goodwill and other intangible assets effective January 1, 2002 and as a result no amounts were amortized during the year ended December 31, 2002.

     The following table represents the impact of SFAS 142 on the net loss as if SFAS 142 had been in effect for all periods presented in the consolidated statements of operations (in thousands):

	YEARS ENDED DECEMBER 31

	2002	2001	2000

Net income (loss) — as reported	$26,179	$(50,737)	$2,736
Amortization of goodwill	—	15,809	—
Net income (loss) — as adjusted	$26,179	$(34,928)	$2,736

     A summary of changes in the Company’s goodwill for the year ended December 31, 2002 is as follows (in thousands):

	January 1,	Acquisitions &		December 31,
	2002	Adjustments (1)	Impairments	2002

Goodwill	$159,869	$5,114	$—	$164,983

(1)	Adjustments primarily relate to the Company’s completion of the preliminary purchase price allocation for several acquisitions. Specifically, the ultimate goodwill associated with WorldPages’ acquisition was adjusted as the value of the assets and liabilities (including merger liabilities and receivable valuation) acquired were finalized.

During the year ended December 31, 2002 the Company completed its preliminary purchase price allocation associated with the acquisition of WorldPages. Included in the final allocation of the purchase price during June 2002 was an accrual for $3.0 million associated with a pending lawsuit. During January 2003 the Company settled the pending lawsuit for approximately $1.5 million. The remaining $1.5 million was reversed to General & Administrative expenses during the fourth quarter of 2002 based on the subsequent event.

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

Advertising Expense

Advertising expenditures are charged to expense as incurred. The Company expensed $0.6 million, $0.9 million, and $0.2 million for the years ended December 31, 2002, December 31, 2001 and December 31, 2000, respectively.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the Company’s provision for doubtful accounts and the carrying value of acquired intangibles. Actual results could differ from those estimates.

Reclassifications

     Certain amounts in the prior year financial statements have been reclassified to conform to current year presentation.

New Accounting Pronouncements:

In April 2002, the Financial Accounting Standards Board (“FASB”) issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement, among other things, changes the way gains and losses from the extinguishment of debt are reported. Previously, all gains and losses from the extinguishment of debt were required to be reported as an extraordinary item, net of related tax effect. Under FAS 145, gains and losses from the extinguishment of debt should be reported as part of on-going operations, unless the extinguishment of debt is both an unusual and infrequent event for the entity. Previously reported extraordinary gains and losses from the extinguishment of debt that are not unusual or infrequent should be reclassified. Although management believes that it will have to reclassify $3.5 million of extraordinary losses recorded during the year ended December 31, 2001, the adoption of this statement is not anticipated to affect reported net income.

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

2.  DIRECTORY ACQUISITIONS

For the year ended December 31, 2002 the Company acquired the following directories:

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

     Western Directory, Inc. On May 1, 2002, the Company purchased certain tangible and intangible assets of Western Directory, Inc. for a total of $3.1 million. The Company acquired three directories in northern Oregon. Subsequently, the Company combined two of the directories into one.

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

     The purchase prices for the acquisitions above have been allocated on a basis to the tangible and intangible assets acquired based on their respective fair values at the date of acquisition, as follows (in thousands):

Goodwill	$6,642
Customer list	12,492
Non-compete	3,075
Other current and non-current net assets	2,626
Total consideration	$24,835

Total consideration paid in the purchase acquisitions is as follows (in thousands):

Cash paid for acquisition	$24,046
Merger fees incurred	789
Total consideration	$24,835

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

These acquisitions have been accounted for under the purchase method of accounting and accordingly the purchase prices have been allocated to the tangible and intangible assets acquired based on their respective fair values at the date of acquisition. The purchase price allocations are as follows (in thousands):

		Other
	WorldPages	Acquisitions	Total

Net tangible liabilities assumed	$(45,180)	$(1,293)	$(46,473)
Customer list	36,800	13,137	49,937
Goodwill	158,088	—	158,088
Non-compete	700	161	861
Assembled workforce	1,600	—	1,600
Total consideration	$152,008	$12,005	$164,013

     Total consideration paid in the purchase acquisitions is as follows (in thousands):

		Other
	WorldPages	Acquisitions	Total

Cash paid for acquisition	$141,417	$11,800	$153,217
Merger fees incurred	10,591	205	10,796
Total consideration	$152,008	$12,005	$164,013

     Assuming that the acquisitions referred to above had occurred on January 1, 2001, unaudited pro forma results of operations would have been as follows (in thousands except per unit):

	Year ended,
	December 31,

	2002	2001

Net revenue	$343,356	$338,648
Net income (loss) before extraordinary item	28,118	(68,198)
Net income (loss)	28,118	(71,713)
Net income (loss) per unit	28,118	(71,713)

     These results give effect to pro forma adjustment for the amortization of acquired intangibles and for the additional interest expense on the debt incurred to fund the acquisitions.

3.  FINANCIAL STATEMENT DETAILS

Property, Equipment and Leasehold Improvements

	December 31,

	2002	2001

	(in thousands)
Computer and office equipment	$14,033	$10,219
Furniture and fixtures	3,323	2,492
Land and building	—	611
Leasehold improvements	802	660

	18,158	13,982
Less accumulated depreciation and amortization	(12,714)	(7,392)

	$5,444	$6,590

ACQUIRED INTANGIBLES

		December 31,
	Useful life
	(months)	2002	2001

		(In thousands)
Customer base	60	$222,174	$209,676
Goodwill	60	164,983	158,089
Assembled workforce	12	—	1,600
Licensing agreements	72	1,224	1,224
Non-competes	12-16	5,696	2,621
Less accumulated amortization		(158,956)	(120,807)

Acquired intangibles, net		$235,121	$252,403

DEBT ISSUANCE COSTS

(in thousands)

	December 31,

	2002	2001

	(In thousands)
Debt issuance costs	$17,200	$17,027
Less accumulated amortization of debt issuance costs	(6,213)	(3,835)

Debt issuance costs, net	$10,987	$13,192

4. FINANCING ARRANGEMENTS

     Principal balances under the Company’s long-term financing arrangements consist of the following:

(in thousands)

	DECEMBER 31,

	2002	2001

	(In thousands)
Series F 9 5/8% Senior Subordinated Notes, including unamortized net premium of $643 and $777 at December 31, 2002 and 2001, respectively	$215,643	$215,777
Senior Credit Facility:
Term A Loan	30,400	33,600
Term B Loan	197,000	199,000

	443,043	448,377
Current portion of long-term debt	6,343	5,055

Long-term debt, net of current portion	$436,700	$443,322

SERIES F 9 5/8% SENIOR SUBORDINATED NOTES DUE 2007

     Maturity, Interest and Principal. On May 23, 2001 the Company placed $75.0 million of Series E 9 5/8% Senior Subordinated Notes due 2007 in contemplation of acquiring WorldPages. The Company simultaneously entered into a registration rights agreement with the initial purchasers in this private offering to exchange the Series D and E Senior Subordinated Notes for Series F Senior Subordinated Notes. The exchange offer was completed in December 2001. The $215.6 million outstanding aggregate amount of Series F 9 5/8% Senior Subordinated Notes (the “Notes”) consists of $215.0 million of Series F 9 5/8% Senior Subordinated Notes issued in December 2001 and approximately $0.6 million of unamortized premium and discount. The Notes will mature on November 15, 2007 and bear interest at a rate of 9 5/8% per annum. Interest is payable semiannually in arrears on each May 15 and November 15, to holders of record of the Notes at the close of business on the immediately preceding May 1 and November 1, respectively. The Company will pay interest on any overdue principal (including post-petition interest in a proceeding under any Bankruptcy Law), and interest, to the extent lawful, at the rate specified in the Senior Subordinated Notes. The Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, pari passu in right of payment to all senior subordinated indebtedness of the Company and senior in right of payment to all subordinated indebtedness.

     Optional Redemption. The Notes may be redeemable at the option of the Company, in whole or in part, at any time on or after November 15, 2002 at the following redemption prices (expressed as a percentage of principal amount), together, in each case, with accrued interest to the redemption date, if redeemed during the twelve-month period beginning on November 15 of each year listed below:

YEAR	PERCENTAGE

2003	103.208%
2004	101.604
2005 and thereafter	100.000

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

Covenants. The Senior Subordinated Indenture contains covenants restricting the ability of the Company and its subsidiaries to, among other things, (i) incur additional indebtedness; (ii) prepay, redeem or repurchase debt;(iii) make loans and investments; (iv) incur liens and engage in sale lease-back transactions; (v) transact with affiliates; (vi) engage in mergers, acquisitions and asset sales; (vii) make optional payments on or modify the terms of subordinated debt; (viii) restrict preferred and capital stock of subsidiaries and (ix) declare dividends or redeem or repurchase capital stock. As of December 31, 2002, the Company was in compliance with covenants specified in the Senior Subordinated Indenture.

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

CONSOLIDATING CONDENSED BALANCE SHEETS
DECEMBER 31, 2002
(In thousands)

		Subsidiary
	TransWestern	Guarantors	Eliminations	Consolidated

Current assets:
Cash and cash equivalents	$17,353	$55	$—	$17,408
Trade receivable, (less allowance for doubtful accounts of $19,694 at December 31, 2002)	56,064	48,193	—	104,257
Deferred directory costs	12,855	11,457	—	24,312
Other current assets	(824)	4,257	—	3,433

Total current assets	85,448	63,962	—	149,410
Property, equipment and leasehold improvements, net	4,215	1,229	—	5,444
Acquired intangibles, net	59,231	175,890	—	235,121
Debt issuance costs, net	5,796	5,191	—	10,987
Deferred tax asset, net	—	8,295	—	8,295
Investment in subsidiary	49,400	—	(49,400)	—

Total non-current assets	118,642	190,605	(49,400)	259,847

Total assets	$204,091	$254,566	$(49,400)	$409,257

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
Accounts payable	$15,736	$1,382	$—	$17,118
Salaries and benefits payable	8,669	1,365	—	10,034
Accrued acquisition costs	4	2,161	—	2,165
Accrued interest	2,711	949	—	3,660
Other accrued liabilities	1,230	3,103	—	4,333
Customer deposits	23,831	8,811	—	32,642
Current portion, long-term debt	2,358	3,985	—	6,343

Total current liabilities	54,538	21,756	—	76,295
Long-term debt:
Series F 9 5/8% Senior Subordinated Notes	215,643	—	—	215,643
Senior credit facility Term A loan	14,145	11,912	—	26,057
Senior credit facility Term B loan	—	195,000	—	195,000
Other long-term liabilities	200	—	—	200

Total non-current liabilities	229,988	206,912	—	436,900

Total liabilities	284,526	228,668	—	513,195

Member deficit (equity)	(80,435)	25,898	(49,400)	(103,938)

Total liabilities and member deficit	$204,091	$254,566	$(49,400)	$409,257

CONSOLIDATING CONDENSED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2002
(In thousands except member unit data)

		Subsidiary
	TransWestern	Guarantors	Consolidated

Net revenues	$213,320	$122,065	$335,385
Cost of revenues	37,538	22,281	59,819

Gross profit	175,782	99,784	275,566
Operating expenses:
Sales and marketing	97,117	54,398	151,515
General and administrative	15,272	9,881	25,153
Depreciation and amortization	30,578	10,633	41,211

Total operating expenses	142,967	74,912	217,879

Income from operations	32,815	24,872	57,687
Other income, net	842	392	1,234
Interest expense	(22,664)	(11,605)	(34,269)

Income before taxes and extraordinary item	10,993	13,659	24,652
Income tax (provision) benefit	(231)	1,758	1,527

Net income	$10,762	$15,417	$26,179

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2002
(In thousands)

		Subsidiary
	TransWestern	Guarantor	Consolidated

OPERATING ACTIVITIES
Net income	$10,762	$15,417	$26,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,578	10,633	41,211
Amortization of deferred debt issuance costs	1,134	1,110	2,244
Provision for doubtful accounts	24,732	13,985	38,717
Loss on disposal of fixed assets	—	606	606
Reversal of valuation allowance on deferred tax asset	—	(6,139)	(6,139)
Changes in operating assets & liabilities, net of effects of purchased directories:
Trade receivables	1,442	(12,741)	(11,299)
Write-off of doubtful accounts	(28,682)	(13,427)	(42,109)
Recoveries of doubtful accounts	1,281	1,112	2,393
Deferred directory costs	(1,452)	3,022	1,570
Other current assets	6,243	(6,431)	(188)
Accounts payable	1,512	(1,670)	(158)
Accrued liabilities	(2,039)	(1,567)	(3,606)
Accrued interest	(174)	(194)	(368)
Customer deposits	4,426	3,506	7,932
Equity trust distribution payable	(2,902)	—	(2,902)

Net cash provided by operating activities	46,861	7,222	54,083

INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements	(1,391)	(36)	(1,427)
Payment for purchase of directories	(15,938)	(8,108)	(24,046)
Cash paid for deferred financing costs and other assets	(95)	(73)	(168)

Net cash used for investing activities	(17,424)	(8,217)	(25,641)

FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
Senior Term Loan	—	—	—
Revolving Credit Facility	—	—	—
9 5/8% Senior Subordinated Notes	—	—	—
Repayments of long-term debt:
Revolving Credit Facility	—	—	—
Note payable	—	—	—
Senior Term Loan	(1,736)	(3,464)	(5,200)
Repayment of debt acquired	—	(413)	(413)
Redemption of member units	—	—	—
Redemption of senior discount notes	(32,334)	—	(32,334)
Contributions from members	—	—	—

Net cash (used for) financing activities	(34,070)	(3,877)	(37,947)

Net decrease in cash and cash equivalents	(4,633)	(4,872)	(9,505)
Cash and cash equivalents at beginning of year	21,986	4,927	26,913

Cash and cash equivalents at end of year	$17,353	$55	$17,408

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$32,248	$—	$32,248

Cash paid for taxes	$—	$1,188	$1,188

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

Principal payments on the Senior Term A and B Loans are due quarterly through maturity, June 27, 2008. The revolving credit facility expires on June 27, 2007. Borrowings under this agreement rank senior to all other indebtedness of the Company and are secured by all the assets of the Company. Principal outstanding under the Senior Credit Facility is required to be paid on a quarterly basis.

Security; Guaranty. The Revolving Credit Facility and the Senior Term A and B Loans are secured by a first priority lien on substantially all of the properties and assets of the Company and its future subsidiaries, including a pledge of all of the shares of the Company’s future subsidiaries, if any. Future subsidiaries of the Company (if any) will be required to guarantee the Revolving Credit Facility and the Senior Term Loan.

Interest. At the Company’s option, the interest rates per annum applicable to the Revolving Credit Facility and the Term Loans will be a fluctuating rate of interest measured by reference to (i) LIBOR plus the applicable borrowing margin, or (ii) a rate per annum equal to the higher of the published prime rate of the Agent Bank or the Federal Funds Rate (as defined in the Senior Credit Facility) as quoted by the Agent Bank plus 1/2 of 1% (the “ABR”) plus the applicable borrowing margin. The applicable borrowing margin for the Revolving Credit Facility ranges from 2.0% to 3.0% for LIBOR based borrowings and 0.75% to 1.75% for ABR based borrowings. The applicable borrowing margin for the Term B Loan is 3.0% for LIBOR based borrowings and 1.75% for ABR based borrowings. At December 31, 2002 the Company had $30.4 million outstanding under the Senior Term A Loan under a one month LIBOR (4.2% at December 31, 2002). On the Senior Term B Loan, the Company had $100.0 million outstanding under a three month LIBOR (4.8% at December 31, 2002) and $97.0 million outstanding under a one month LIBOR (4.4% at December 31, 2002).

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

Covenants. The Senior Credit Facility contains covenants restricting the ability of the Company and its subsidiaries to, among other things, (i) declare dividends or redeem or repurchase capital stock, (ii) prepay, redeem or repurchase debt, (iii) incur liens and engage in sale lease-back transactions, (iv) make loans and investments, (v) incur additional indebtedness, (vi) amend or otherwise alter debt and other material agreements, (vii) make capital expenditures, (viii) engage in mergers, acquisitions and asset sales, (ix) transact with affiliates, (x) alter its line of business, (xi) enter into guarantees of indebtedness, and (xii) make optional payments on or modify the terms of subordinated debt. The Company must also make certain customary indemnifications of the Lenders and their agents and is required to comply with financial covenants with respect to: (a) a minimum interest coverage ratio, (b) a minimum EBITDA, (c) a maximum leverage ratio, and (d) a minimum fixed charge coverage ratio (all defined in the Senior Credit Facility Agreement). The Senior Credit Facility also contains certain customary affirmative covenants. As of December 31, 2002, the Company was in compliance with all covenants specified in the Senior Credit Facility.

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

Annual minimum principal payments for the Company’s total debt at December 31, 2002 are:

2003	6,317
2004	7,651
2005	8,521
2006	10,694
2007	315,860
2008	94,000

$443,043

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

TCC has the sole right to make decisions regarding the management and affairs of TransWestern and has all the powers and rights necessary or appropriate to effectuate and carry out the purposes and business of TransWestern, including the authority to act for and bind TransWestern. During 2002 TransWestern distributed $32.3 million to Holdings to allow Holdings to redeem approximately half of its 11 7/8% senior discount notes.

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

6. BENEFIT PLANS

401(k) and Profit Sharing Plan

Substantially all of the Company’s employees are covered by a 401(k) and profit sharing retirement plan. Employees can make contributions to the plan up to the maximum amount allowed by federal tax code regulations. The Company may match the employee contributions, up to a limitation of 83% of the first 6% of annual earnings per participant. The Company may also make annual discretionary profit sharing contributions. Contributions to the plan for the years ended December 31, 2002, December 31, 2001 and December 31, 2000 were approximately, $2.5 million, $1.8 million, and $1.1 million respectively.

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

Employees receiving units in the 97 Plan were eligible to receive a ratable per unit share of cash distributions from the 97 Plan, when declared by the Plan Administrators. The Plan Administrators distributed to employee unit holders all assets contributed to the 97 Plan. As of December 31, 2002 and 2001, undistributed equity trust proceeds totaled zero and $2.9 million, respectively.

In connection with the 2001 recapitalization, the Company established the 2001 TransWestern Holdings, L.P. Equity Compensation Plan (the “2001 Plan”). The 2001 Plan provides select key full-time employees with deferred compensation benefits for income tax purposes. Special distributions to the 2001 Plan are recorded as expense in the accompanying statements of operations when and if declared by the Board of Directors, generally following a significant refinancing transaction. The Board of Directors has not declared a distribution of the 2001 Plan to date.

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

Type of cost:

	June 28, 2001	Cash Payments	Adjustments	Balance at December 31, 2002

	(In thousands)
Employee separation	$4,100	$(3,950)	$—	$150
Office lease settlement	986	(809)	87	264
Redundant assets	800	—	(800)	—

Total costs	$5,886	$(4,759)	$(713)	$414

Management believes that the remaining reserves for restructuring are adequate to complete its plan.

8. LEASE COMMITMENTS

The Company leases office facilities in several cities throughout the United States under operating leases with remaining terms ranging from one to ten years. Total rent expense for the years ended December 31, 2002, December 31, 2001 and December 31, 2000 was approximately $5.2 million, $3.8 million, and $2.5 million respectively. Annual minimum lease payments due as of December 31, 2002 under these leases are (in thousands):

2003	5,434
2004	4,179
2005	2,991
2006	2,236
2007	1,762
Thereafter	2,702

$19,304

The Company contracts with third parties to distribute its yellow pages. The Company has the following minimum payments due as of December 31, 2002 (in thousands):

2003	15,491
2004	9,752

$25,243

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

10.  LITIGATION

The Company and/or its subsidiaries are parties to various litigation matters incidental to the conduct of their business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s financial condition or the results of its operations.

11.  INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

	Year ended,
	December 31,

	2002	2001

	(In thousands)
Current:
Federal	$(398)	$423
State	1,325	202

Current Tax Expense	927	625
Deferred:
Federal	3,132	(6,763)
State	553	(1,984)
Valuation Allowance	(6,139)	8,764
Deferred Tax Expense	(2,454)	17

Tax Provision (benefit)	$(1,527)	$642

A reconciliation of the provision for income taxes and the amount computed by applying the federal statutory income tax rate to income before income taxes is as follows:

	Year ended,
	December 31,

	2002	2001

	(In thousands)
Federal income tax at statutory rate	$8,382	$(15,837)
State taxes	306	(1,061)
Losses (income) from entities not subject to income tax	(3,738)	3,176
Non-deductible amortization	—	5,533
Change in valuation allowance	(6,139)	8,764
Other, net	(338)	67

Provision (benefit) for income taxes	$(1,527)	$642

During fiscal 2002, management reassessed the valuation allowance previously established against the net deferred assets. Factors considered by management included the history of earnings and projected earnings based on current and future operations. Based on the positive evidence, management concluded that it is more likely than not that a portion of the deferred tax assets would be realized. Accordingly the Company reversed approximately $9.9 million of the valuation allowance against deferred tax assets, of which $3.8 million related to the acquisition of WorldPages and was recorded as a reduction to goodwill. Where the usage of net deferred tax assets may be limited due to a cumulative change in ownership of more than 50% within the last three years, management concluded that there may be a limitation on the assets usage of deferred tax and a valuation allowance of $18.0 million was maintained. Should some or all of the deferred tax assets associated with the acquisition of WorldPages ultimately be recognized, the reversal of the valuation allowance will be allocated to reduce goodwill recorded in the acquisition.

	Year ended,
	December 31,

	2002	2001

	(In thousands)
Deferred tax assets:
Accounts receivable	$1,734	$4,321
Accrued liabilities	687	1,379
Property, plant & equipment	130	(131)
State taxes	125	—
Intangible assets	2,774	371
Operating loss carry forwards	23,365	27,599

Total deferred tax assets	28,815	33,539

Deferred tax liabilities:
Deferred costs	(4,583)	(5,622)

Valuation allowance	(17,974)	(27,917)

Net deferred tax assets	$6,258	$—

Net operating loss carry forwards of $66,826,000 as of December 31, 2002 begin to expire in 2017 through 2021. Pursuant to Internal Revenue Code Section 382 and 383, use of the Company’s net operating loss carry forwards may be limited due to a cumulative change in ownership of more than 50% within a three-year period.

12.  GEOGRAPHIC INFORMATION

The Company believes it operates in one business segment. Net revenues are attributed to geographic areas based on the region in which the directory is published.

	YEARS ENDED DECEMBER

	2002	2001	2000

	(Dollars in millions)
NUMBER OF DIRECTORIES PUBLISHED
Northeast	55	58	53
Central	105	99	100
Southwest	65	61	42
West	77	55	36

Total	302	273	231

NET REVENUES
Northeast	$54.8	$54.0	$48.6
Central	79.0	66.9	61.7
Southwest	90.9	67.5	37.6
West	110.7	54.0	29.4

Total	$335.4	$242.4	$177.3

13. SUBSEQUENT EVENTS

(Dollars in millions)

Subsequent to the year ended December 31, 2002 the Company acquired the following:

TelFax, Inc. On February 6, 2003, the Company purchased certain tangible and intangible assets of TelFax, Inc. for a total of $2.0 million. The Company acquired two directories in Oregon and one in Washington.

On January 15, 2003, the Partnership redeemed the remaining $28.9 million in aggregate principal amount of Partnership’s Discount Notes. As a result of the redemption the Company distributed $32.3 million to the Partnership. In addition, in connection with the redemption the Company borrowed $15.0 million of the available $65.0 million on its revolving line of credit and used cash on hand to fund the remaining distribution.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF TRANSWESTERN

The following table sets forth certain information with respect to the persons who are members of the Board of Directors (the “Board”) of TCC, the manager of TransWestern, or executive officers or key employees of TransWestern. TCC controls the policies and operations of TransWestern. The ages listed below are as of January 31, 2003.

NAME	AGE	POSITION AND OFFICES

Laurence H. Bloch	49	Chairman of the Board, Secretary and Director
Ricardo Puente	49	President, Chief Executive Officer and Director
Joan M. Fiorito	48	Vice President, Chief Financial Officer and Assistant Secretary
Marybeth Brennan	46	Vice President — Operations
Cynthia M. Hardesty	47	Vice President — Human Resources
Richard Larkin	39	Vice President — Internet Business Development
Steve Sparks	53	Executive Vice President — Sales
Michael Bynum	47	Executive Vice President — Sales
Ita Shea-Oglesby	45	Executive Vice President — Sales
Dennis Reimert	54	Executive Vice President — Sales
Jim Durance	40	Executive Vice President — Sales
Steve Boucher	37	Executive Vice President — Sales
David Raymond	41	Executive Vice President — Sales
Wes Rice	47	Executive Vice President — Sales
C. Hunter Boll	47	Director
Christopher J. Perry	47	Director
Scott A. Schoen	44	Director
Marcus D. Wedner	40	Director
Charles A. Brizius	33	Director

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

Steve Sparks joined TransWestern as an Executive Vice President of Sales with the acquisition of WorldPages in June 2001. His responsibilities include the Pacific Coast Publishing division of WorldPages which covers the Washington Region and he is also responsible for the Dallas/Fort Worth, North Texas and Oklahoma/Kansas Region. Mr. Sparks joined Great Western Directories at its inception in 1984 and held several sales management positions with WorldPages prior to the merger with TransWestern. His most recent position was Vice President of Print and Internet Sales of WorldPages. Mr. Sparks holds a BBA from the University of Texas at Arlington.

Michael Bynum was promoted to Executive Vice President of TransWestern effective May 1, 1998. His responsibilities include the management of the North Florida, Georgia, and Tennessee Region. Since 1993, Mr. Bynum has been Regional Vice President overseeing the Kentucky/Indiana/Tennessee/Oklahoma/Kansas/North Texas Region. Mr. Bynum joined TransWestern’s predecessor in 1985 as a sales associate and holds a BA in Management from Cameron University.

Ita Shea-Oglesby was promoted to Executive Vice President of TransWestern effective May 1, 1998. Her responsibilities include the management of the Kentucky/Indiana Region, San Antonio Region, and the Northern and Southern California Regions. Since 1993, Ms. Shea-Oglesby has been Regional Vice President overseeing the South Texas, Louisiana Region and the Northern California Region. Ms. Shea-Oglesby joined TransWestern’s predecessor in 1983 and previously held the positions of Area Sales Manager, Sales Trainer and District Sales Manager. Ms. Shea-Oglesby earned a BA from Louisiana State University.

Dennis Reimert rejoined the Company as Executive Vice President with TransWestern’s acquisition of American Media in October 1999. His responsibilities include the management of the South West Riverside Region, Palm Springs Region, Central California Coast region, Los Angeles North region and certain new start-up directories in Southern California. Mr. Reimert began his yellow pages career with the telephone company in 1975. In 1980 he co-founded TransWestern Publishing and served as Vice President until 1989 when he left to co-found American Media.

Jim Durance was promoted to Executive Vice President of TransWestern in August 1999. His responsibilities include the management of the Ohio, Michigan and Upstate New York Region. Mr. Durance has been in the directory publishing business since 1987. Mr. Durance held the positions of Account Executive with Southwestern Bell, General Manager with Consumer Yellow Pages, and Division Sales Manager with Mast Advertising (prior to TransWestern’s acquisition of Mast). He also held the positions of Area Sales Manager and District Sales Manager with TransWestern. Mr. Durance holds an Associates degree in Business with Macomb College.

Steve Boucher was promoted to Executive Vice President of TransWestern effective March 1, 2002. His responsibilities include the management of the Downstate New York, Midstate New York and Connecticut Region. Mr. Boucher joined TransWestern in May 1989 as a sales associate. In 1991, he was promoted to an Area Sales Manager and in 1998 he was promoted to District Sales Manager. Mr. Boucher has a BS in Business Economics from State University of New York at Oneonta.

David Raymond was promoted to Executive Vice President of TransWestern effective January 1, 2003. His responsibilities include the management of the South Texas/Louisiana and Houston Great Western Region. Mr. Raymond joined TransWestern Publishing in November 1992 as a sales associate. In 1994, he was then promoted to an Area Sales Manager and in 1998 he was promoted to District Sales Manager. Prior to joining TransWestern, he spent two years with GTE. Mr. Raymond has a BBA in Marketing and Management from Baylor University.

Wes Rice was promoted to Executive Vice President of TransWestern effective July 12, 2002. His responsibilities include the management of the Arizona, Oregon, and Utah Region. Mr. Rice joined TransWestern as a District Sales manager with the acquisition of WorldPages in June 2001. He has been in the yellow page sales business since he was 17 years old. Mr. Rice started his career by selling advertising in chamber of commerce directories to business owners. He then moved on to Lomar, Inc. where he started as a Sales Representative and was later promoted to Field Manager. In 1986, Mr. Rice joined Pacific Coast Publishing and was in charge of sales.

C. Hunter Boll became a Director of TCC upon the consummation of the recapitalization completed in October 1997. Mr. Boll is a Managing Director of Thomas H. Lee Partners, L.P. where he has been employed since 1986. From 1984 through 1986, Mr. Boll was with the Boston Consulting Group. From 1977 through 1982, he served as an Assistant Vice President, Energy and Minerals Division of Chemical Bank. Mr. Boll is a director of Cott Corp., Metris Companies, Inc., and United Industries Corporation. Mr. Boll received a B.A. in Economics from Middlebury College and an M.B.A. from the Stanford Graduate School of Business.

Christopher J. Perry has been a Director of TCC since 1994. Mr. Perry is a Partner of CIVC Partners, LLC, the successor to Continental Illinois Venture Corporation, which he joined in 1994. Mr. Perry has been at Bank of America or, prior to its merger with Bank of America, Continental Bank, since 1985. Prior positions with Bank of America or Continental Bank include Managing Director and head of the Mezzanine Investments Group and Managing Director and head of the Chicago Structured Finance Group. In addition to being a Director of TCC, Mr. Perry is a Director of General Roofing Services, The Brickman Group, Ltd., Wastequip, Inc., LA Fitness International, LLC, and Kellermeyer Business Services, LLC. Mr. Perry received a BS from the University of Illinois and an MBA from Pepperdine University and is a certified public accountant.

Scott A. Schoen became a Director of TCC upon consummation of the recapitalization completed in October 1997. Mr. Schoen is a Managing Director of Thomas H. Lee Partners, L.P. where he has been employed since 1986. Prior to joining the Firm, Mr. Schoen was in the Private Finance Department of Goldman, Sachs & Co. Mr. Schoen is a director of ARC Holdings, LLC, Syratech Corp., United Industries Corporation, Wyndham International Inc. and Axis Specialty Limited. Mr. Schoen received a B.A. in History from Yale University, a J.D. from Harvard Law School and an M.B.A. from the Harvard Graduate School of Business Administration. Mr. Schoen is a member of the New York Bar.

Marcus D. Wedner has been a Director of TCC since its formation in 1993. Mr. Wedner is a partner of CIVC Partners, LLC, the successor to Continental Illinois Venture Corporation. Mr. Wedner joined Continental Illinois Venture Corporation in 1988. Previously, Mr. Wedner held marketing and sales management positions at Pacific Telesis Group. In addition to being a Director of TCC, Mr. Wedner is a Director of General Roofing Services and K&K Screw Products, LLC. Mr. Wedner holds a BA from the University of California at Los Angeles and received an MBA from the Harvard Graduate School of Business Administration.

Charles A. Brizius became a Director of TCC in April 2000. Mr. Brizius is a Vice President of Thomas H. Lee Partners, L.P. and he joined the firm in 1993. From 1991 through 1993, Mr. Brizius was with Morgan Stanley & Co. Incorporated where he was a financial analyst in the bank’s Financial Institutions Group, Investment Banking Division. Mr. Brizius serves or has served as a Director of numerous public and private companies in which the Lee Company and its affiliates have invested including Eye Care Centers of America, Inc., Houghton Mifflin Company, and United Industries Corporation. Mr. Brizius received a B.B.A. in Finance and Accounting from Southern Methodist University and an M.B.A. from the Harvard Graduate School of Business Administration.

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

ITEM 11. EXECUTIVE COMPENSATION

The compensation of executive officers of TransWestern is determined by the Compensation Committee of the Board of TCC. The following Summary Compensation Table includes individual compensation information for the President and Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”) for services rendered in all capacities to the Company during the periods set forth below. There were no stock options exercised during our last fiscal year nor were there any options outstanding at the end of our last fiscal year.

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION

				OTHER ANNUAL	LTIP	ALL OTHER
	PERIOD(a)	SALARY	BONUS	COMPENSATION(b)	PAYMENTS(c)	COMPENSATION(d)

Ricardo Puente	1	307,500	150,000	—	—	73,332
President, Chief Executive Officer	2	315,600	402,531	—	4,907,313	489,781
	3	279,598	238,133	—	—	24,321
Laurence H. Bloch	1	254,609	124,200	—	—	35,813
Chairman of the Board and Secretary	2	255,599	404,490	—	480,544	213,363
	3	247,199	233,009	—	—	20,475
Joan M. Fiorito	1	174,250	85,000	—	—	25,339
Vice President, Chief Financial Officer	2	177,200	231,189	—	947,632	104,527
and Assistant Secretary	3	149,413	136,800	—	—	14,576
Marybeth Brennan	1	179,375	87,500	—	—	25,239
Vice President — Operations	2	182,200	239,685	—	947,632	104,832
	3	150,549	139,174	—	—	14,614
Michael Bynum	1	148,625	72,500	—	—	25,739
Executive Vice President — Sales	2	152,200	201,200	—	947,632	105,132
	3	132,448	121,600	—	—	14,332

(a)	1 — refers to the fiscal year ended December 31, 2002

2— refers to the fiscal year ended December 31, 2001

3— refers to the fiscal year ended December 31, 2000

(b)	None of the prerequisites and other benefits paid to each named executive officer exceeded the lesser of $50,000 or 10% of the annual salary and bonus received by each Named Executive Officer.

(c)	Represents distributions in the 2001 Recapitalization with respect to Class B Units that had been issued to the Named Executive Officers in the 1997 Recapitalization. In the 2001 Recapitalization, each of the Named Executive Officers exchanged the Class B Units obtained in the 1997 Recapitalization for new Class A Units and Preferred Units. See “Certain Relationships and Related Transactions — Benefit of the 2001 Recapitalization to Directors, Executive Officers and Certain Beneficial Owners.”

(d)	All Other Compensation for the twelve month period ended December 31, 2002 includes:

				OTHER (AUTO
	401K/ PROFIT			ALLOWANCE /	TOTAL ALL OTHER
	SHARING PLAN	TAX PREPARATION	MANAGEMENT FEES	INSURANCE)	COMPENSATION

Ricardo Puente	10,404	3,800	31,338	27,790	73,332
Laurence Bloch	10,404	5,230	12,979	7,200	35,813
Joan Fiorito	10,404	1,600	6,135	7,200	25,339
MaryBeth Brennan	10,404	1,500	6,135	7,200	25,239
Michael Bynum	10,404	2,000	6,135	7,200	25,739

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

EQUITY COMPENSATION ARRANGEMENTS

Holdings’ Class B Units are designed to encourage performance by providing the members of management the opportunity to participate in the equity growth of the Company. There are 10,000 Class B Units authorized, 8,000 of which have been issued to the Company’s senior managers and 2,000 of which have been issued to the Equity Compensation Plan as discussed below. See “Certain Relationships and Related Transactions.”

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

As a result of the 1997 Recapitalization, the 1994 Equity Compensation Plan was terminated. However, the Company adopted the 1997 Equity Compensation Plan which functions similarly to the 1994 Equity Compensation Plan. In connection with the 2001 Recapitalization, the Company reserved approximately $5.2 million for distributions to participants of the 1997 Equity Compensation Plan, 50% of which was distributed in July 2001 and 50% of which was distributed in July 2002. As of December 31, 2002, there were no undistributed proceeds under the 1997 Equity Compensation Plan. As a result of the 2001 Recapitalization, the 1997 Equity Compensation Plan was terminated.

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

Executive	Position	Term	Base Salary (a)	Bonus

Ricardo Puente	President, Chief Executive Officer	July 2, 2006	$300,000	(b)
Laurence Bloch	Chairman of the Board and Secretary	July 2, 2006	$248,399	(b)
Joan Fiorito	Vice President, Chief Financial Officer and Assistant Secretary	July 2, 2004	$170,000	(b)
MaryBeth Brennan	Vice President — Operations	July 2, 2004	$175,000	(b)
Michael Bynum	Executive Vice President — Sales	July 2, 2004	$145,000	(b)
Ita-Shea Oglesby	Executive Vice President — Sales	July 2, 2004	$145,000	(b)
Dennis Reimert	Executive Vice President — Sales	July 2, 2004	$141,795	(b)
Steve Sparks	Executive Vice President — Sales	July 2, 2002	$200,000	$100,000 annually

(a)	Subject to annual increases based on the consumer price index and other factors.

(b)	Up to 100% of salary based upon achievement of certain EBITDA targets.

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

Employees can make contributions to the plan up to the maximum amount allowed by federal tax code regulations. The Company may match the employee contributions, up to 83% of the first 6% of annual earnings per participant. The Company may also make annual discretionary profit sharing contributions. The Company’s contributions to the 401(k) and profit-sharing plan for the years ended December 31, 2002, December 31, 2001 and December 31, 2000 were approximately $2.5 million, $1.8 million, and $1.1 million respectively. On May 12, 1998, the Company elected to change its fiscal year from April 30 to December 31 as reported on Form 8-K. The Company amended the plan year of the TransWestern Publishing 401(k) and Profit Sharing Plan from April 30 to December 31 on December 31, 1997.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

(a)(3) Index to Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K;

Exhibit
Number	Exhibit

2.1	Contribution and Assumption Agreement, dated November 6, 1997, by and among TransWestern Holdings L.P. and TransWestern Publishing Company LLC.(1)
2.2	Assignment and Assumption Agreement, dated November 6, 1997, by and among TransWestern Holdings L.P. and TransWestern Publishing Company LLC.(1)
2.3	Bill of Sale, dated November 6, 1997 by and among TransWestern Holdings L.P. and TransWestern Publishing Company LLC.(1)
2.4	Agreement and Plan of Merger by and Among TransWestern Publishing Company LLC, WorldPages Merger Subsidiary, Inc. and WorldPages.com, Inc., dated April 26, 2001, incorporated by reference from Exhibit 2.1 of TransWestern Holdings LP’s Current Report on Form 8-K filed with the SEC on July 12, 2001.
2.5	Recapitalization Agreement dated as of June 28, 2001 by and among TransWestern Holdings, L.P., TransWestern Communications Company, Inc., TransWestern Publishing Company, LLC, the persons listed on the Schedule of New Investors attached thereto, the persons listed on the Schedule of Selling Investors attached thereto and the persons listed on the Schedule of New Investors attached thereto. Incorporated by reference from Exhibit 2.2 of Holdings’ Current Report on Form 8-K filed with the SEC on July 12, 2001.

Exhibit
Number	Exhibit

2.6	Contribution Agreement dated as of June 28, 2001 between TransWestern Publishing Company LLC and TWP Companies, Inc., incorporated by reference to Exhibit 2.2 of TransWestern’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, originally filed with the SEC on August 14, 2001.
3.1	Certificate of Formation of TransWestern Publishing Company LLC.(1)
3.2	Certificate of Incorporation of TWP Capital Corp. II.(1)
3.3	By-Laws of TWP Capital Corp. II.(1)
3.4	Limited Liability Company Agreement of TransWestern Publishing Company LLC.(1)
3.5	Certificate of Incorporation of TransWestern Communications Company, Inc.(1)
3.6	By-Laws of TransWestern Communications Company, Inc.(1)
3.7	Certificate of Incorporation of Target Directories of Michigan, Inc.(1)
3.8	Bylaws of Target Directories of Michigan, Inc.(1)
3.9	Certificate of Incorporation of WorldPages, Inc.(2)
3.10	Bylaws of WorldPages, Inc. (2)
3.11	Certificate of Incorporation of TWP Companies, Inc. (2)
3.12	Bylaws of TWP Companies, Inc. (2)
3.13	Articles of Incorporation of Great Western Directories, Inc. (2)
3.14	Bylaws of Great Western Directories, Inc. (2)
3.15	Certificate of Incorporation of 1+USA V Acquisition Corp. (2)
3.16	Bylaws of 1+USA V Acquisition Corp. (2)
3.17	Articles of Incorporation of YPTel, Inc. (2)
3.18	Bylaws of YPTel, Inc. (2)
3.19	Amalgamation Agreement of YPTel Corporation(2)
3.20	Articles of Incorporation of Pacific Coast Publishing, Ltd. (2)
3.21	Bylaws of Pacific Coast Publishing, Ltd. (2)
3.22	Memorandum of Association of ACG Holding Company(2)
3.23	Articles of Association of ACG Holding Company(2)
3.24	Certificate of Incorporation of ChoiceContent.com, Inc. (2)
3.25	Bylaws of ChoiceContent.com, Inc. (2)
3.26	Articles of Organization of ChoiceContent.com, LLC(2)
3.27	Operating Agreement of ChoiceContent.com, LLC(2)
3.28	Memorandum of Association of ACG Exchange Company(2)
3.29	Articles of Association of ACG Exchange Company(2)
3.30	Fourth Amended and Restated Agreement of Limited Partnership of Holdings, L.P. dated as of June 28, 2001, incorporated by reference to Exhibit 3.1 to TransWestern Holdings LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the SEC on August 14, 2001.
4.1	Indenture dated as of May 23, 2001 by and among TransWestern Publishing Company LLC and TWP Capital Corp. II, as Issuers, the Guarantors named therein and Wilmington Trust Company, as Trustee, for the Series E/F notes.(3)
4.2	Reserved.
4.3	Reserved.
4.4	Guarantee by Target Directories of Michigan, Inc. to that certain Indenture dated as of May 23, 2001 by and among TransWestern Publishing Company LLC and TWP Capital Corp. II, as Issuers, the Guarantors named therein and Wilmington Trust Company, as Trustee.(3)
4.5	Guarantee dated June 28, 2001 by the undersigned thereto to that certain Indenture dated as of May 23, 2001 by and among TransWestern Publishing Company LLC and TWP Capital Corp. II, as Issuers, the Guarantors named therein and Wilmington Trust Company, as Trustee.(3)

Exhibit
Number	Exhibit

4.6	Registration Rights Agreement dated as of May 23, 2001 by and among TransWestern Publishing Company LLC, TWP Capital Corp. II and Target Directories of Michigan, Inc., and the Initial Purchasers named therein.(3)
4.7	Amended and Restated Investors Agreement dated as of June 28, 2001 by and among TransWestern Communications Company, Inc., TransWestern Holdings, L.P. and each of the Investors listed therein.(3)
4.8	Amended and Restated Registration Agreement dated as of June 28, 2001 by and among TransWestern Holdings, L.P. and the persons listed in the signature page thereto.(3)
4.9	Form of Series F 9 5/8% Senior Subordinated Notes due 2007 and the related Guarantees. Incorporated by reference to Exhibit 4.12 of TransWestern’s Registration Statement on Form S-4 (Registration No. 333-70470), filed with the SEC on October 19, 2001.
10.1	Second Amended and Restated Credit Agreement, dated as of June 28, 2001, among TransWestern Publishing Company, LLC, WorldPages.com, Inc., TWP Capital Corp. II, the Several Banks and Other Financial Institutions from time to time Parties to such Agreement, Canadian Imperial Bank of Commerce, New York Agency, as Administrative Agent for the Lenders thereunder, First Union National Bank, as Syndication Agent for the Lenders thereunder, Fleet National Bank, as Documentation Agent for the Lenders thereunder.(3)
10.2	Amended and Restated Guarantee and Collateral Agreement dated as of June 28, 2001 made by TransWestern Holdings L.P., WorldPages.com, Inc., TWP Capital Corp. II, TransWestern Publishing Company, LLC and Certain of its Subsidiaries in Favor of Canadian Imperial Bank of Commerce, as Administrative Agent.(3)
10.3	Employment Agreement dated as of July 2, 2001 between TransWestern Publishing Company LLC, TransWestern Communications Company, Inc. and Steven Sparks.(2)
10.4	Management Agreement dated as of June 28, 2001 by and between Thomas H. Lee Advisors, LLC and TransWestern Holdings, L.P.(3)
10.5	Form of Executive Agreement dated June 28, 2001 between TransWestern Holdings, L.P., TransWestern Communications Company, Inc., and the Executives parties thereto.(3)
10.6	Executive Employment Agreement dated as of June 28, 2001 between TransWestern Publishing Company LLC, TransWestern Communications Company, Inc. and Laurence Bloch.(3)
10.7	Executive Employment Agreement dated as of June 28, 2001 between TransWestern Publishing Company LLC, TransWestern Communications Company, Inc. and Ricardo Puente.(3)
10.8	Executive Employment Agreement dated as of June 28, 2001 between TransWestern Publishing Company LLC, TransWestern Communications Company, Inc. and Joan Fiorito.(3)
10.9	Executive Employment Agreement dated as of June 28, 2001 between TransWestern Publishing Company LLC, TransWestern Communications Company, Inc. and Marybeth Brennan.(3)
10.10	Executive Employment Agreement dated as of June 28, 2001 between TransWestern Publishing Company LLC, TransWestern Communications Company, Inc. and Michael Bynum.(3)
10.11	Executive Employment Agreement dated as of June 28, 2001 between TransWestern Publishing Company LLC, TransWestern Communications Company, Inc. and Dennis Reimert.(3)
10.12	Executive Employment Agreement dated as of June 28, 2001 between TransWestern Publishing Company LLC, TransWestern Communications Company, Inc. and Ita Shea-Oglesby, incorporated by reference to Exhibit 10.14 to TransWestern’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the SEC on August 14, 2001.
10.13	Form of 1997 Equity Compensation Plan, incorporated by reference to Exhibit 10.4 to TransWestern’s Registration Statement on Form S-4 (Registration No. 333-42085), originally filed with the SEC on December 12, 1997.
10.14	Securities Purchase Agreement, dated as of November 6, 1997, by and among Holdings, TWP Capital Corp., TransWestern, TCC and the Initial Purchasers of the Discount Notes, incorporated by reference to Exhibit 10.6 to TransWestern’s Registration Statement on Form S-4 (Registration No. 333-42085), originally filed with the SEC on December 12, 1997.
10.15	Indenture relating to the Discount Notes, dated as of November 12, 1997, by and among Holdings, TWP Capital Corp. and Wilmington Trust Company, as Trustee, incorporated by reference to Exhibit 10.7 to TransWestern’s Registration Statement on Form S-4 (Registration No. 333-42085), originally filed with the SEC on December 12, 1997.
10.16	Registration Rights Agreement, dated as of November 12, 1997, by and among Holdings, TWP Capital Corp.

Exhibit
Number	Exhibit

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

None.

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

Name: Joan M. Fiorito Title: Vice President, Chief Financial Officer
March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	CAPACITY	DATE

/s/ RICARDO PUENTE Ricardo Puente	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2003

/s/ LAURENCE H. BLOCH Laurence H. Bloch	Chairman, Secretary and Director	March 26, 2003

/s/ JOAN M. FIORITO Joan M. Fiorito	Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 26, 2003

/s/ C. HUNTER BOLL C. Hunter Boll	Director	March 26, 2003

/s/ CHRISTOPHER J. PERRY Christopher J. Perry	Director	March 26, 2003

/s/ SCOTT A. SCHOEN Scott A. Schoen	Director	March 26, 2003

/s/ MARCUS D. WEDNER Marcus D. Wedner	Director	March 26, 2003

/s/ CHARLES A. BRIZIUS Charles A. Brizius	Director	March 26, 2003

CERTIFICATIONS

I, Ricardo Puente, President and Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of TransWestern Publishing Company LLC;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003
/s/ Ricardo Puente
Ricardo Puente President & Chief Executive Officer

CERTIFICATIONS

I, Joan M. Fiorito, V.P. & Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of TransWestern Publishing Company LLC;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ Joan M. Fiorito
Joan M. Fiorito V. P. — Chief Financial Officer