Form 10-Q
period 2003-03-31
TRANSWESTERN PUBLISHING CO LLC
filed 2003-05-14
CIK 1050934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File Number 333-42085

TRANSWESTERN PUBLISHING COMPANY LLC

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0778740 (I.R.S. Employer Identification Number)

8344 CLAIREMONT MESA BOULEVARD SAN DIEGO, CALIFORNIA (Address of principal executive offices)	92111 (Zip Code)

(858) 467-2800
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer. Yes [  ] No [X]

TRANSWESTERN PUBLISHING COMPANY LLC
FORM 10-Q INDEX

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	MARCH 31,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
ASSETS
Current assets:
Cash	$4,392	$17,408
Trade receivable, (net of allowance for doubtful accounts of $19,450 at March 31, 2003 and $19,694 at December 31, 2002)	93,525	104,257
Deferred directory costs	27,993	24,312
Other current assets	3,727	3,433

Total current assets	129,637	149,410
Non-current assets:
Property, equipment and leasehold improvements, net	5,280	5,444
Acquired intangibles, net	227,204	235,121
Debt issuance costs, net	10,402	10,987
Deferred tax asset	7,795	8,295

Total non-current assets	250,681	259,847

Total assets	$380,318	$409,257

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
Accounts payable	$13,392	$17,118
Salaries and benefits payable	9,940	10,034
Accrued acquisition costs	466	2,165
Accrued interest	8,778	3,660
Other accrued liabilities	4,028	4,333
Customer deposits	37,496	32,642
Current portion, long-term debt	6,772	6,343

Total current liabilities	80,872	76,295
Long-term debt:
Series F Senior Subordinated Notes	215,610	215,643
Senior credit facility Term A Loan	24,728	26,057
Senior credit facility Term B Loan	194,500	195,000
Revolving loan	4,500	—
Other long-term liabilities	200	200

Total non-current liabilities	439,538	436,900

Total liabilities	520,410	513,195

Member deficit	(140,092)	(103,938)

Total liabilities and member deficit	$380,318	$409,257

See accompanying notes.

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except for per member unit and member units outstanding)

	THREE MONTHS ENDED
	MARCH 31

	2003	2002

Net revenues	$63,048	$68,970
Cost of revenues	10,701	13,214

Gross profit	52,347	55,756
Operating expenses:
Sales and marketing	31,768	30,140
General and administrative	16,253	15,820

Total operating expenses	48,021	45,960

Income from operations	4,326	9,796
Other income, net	212	283
Interest expense	(8,431)	(8,577)

Income (loss) before taxes	(3,893)	1,502
Income tax provision	(1,056)	(241)

Net income (loss)	$(4,949)	$1,261

Net income (loss) per Member unit	$(4,949)	$1,261

Member units outstanding	1,000	1,000

See accompanying notes.

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	THREE MONTHS ENDED
	MARCH 31,

	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$(4,949)	$1,261
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	10,243	9,754
Amortization of deferred debt issuance costs	585	567
Provision for doubtful accounts	7,567	7,423
Deferred tax asset	500	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade receivables	11,557	152
Write-off of doubtful accounts	(9,240)	(10,870)
Recoveries of doubtful accounts	998	407
Deferred directory costs	(3,681)	(2,261)
Other current assets	(294)	(522)
Accounts payable	(806)	(4,912)
Accrued liabilities	(5,019)	(3,522)
Accrued interest	5,118	4,969
Customer deposits	4,854	6,181
Other current liabilities	—	(88)

Cash provided by operating activities	17,433	8,539
INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements	(339)	(318)
Acquisition of directories	(2,005)	(1,216)

Cash used for investing activities	(2,344)	(1,534)
FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
Revolving credit facility	24,250	—
Repayments of long-term debt:
Revolving credit facility	(19,750)	—
Senior term loans	(1,400)	—
Repayments of debt acquired	—	(83)
Distributions to TransWestern Holdings	(31,205)	—

Cash used for financing activities	(28,105)	(83)

Net increase (decrease) in cash	(13,016)	6,922
Cash at beginning of period	17,408	26,913

Cash at end of period	$4,392	$33,835

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,332	$3,036

Cash paid for taxes	$286	$262

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

     These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management, reflect all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States. All adjustments were of a normal recurring nature. All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2002. The 10-K is available on the Internet at http://www.sec.gov.

     Certain amounts in prior period consolidated financial statements have been reclassified to conform to the presentation for the three months ended March 31, 2003.

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

2.	FINANCIAL STATEMENT DETAILS

Property, Equipment and Leasehold Improvements

	MARCH 31,	DECEMBER 31,
	2003	2002

Computer and office equipment	$14,289	$14,033
Furniture and fixtures	3,385	3,323
Leasehold improvements	820	802

	18,494	18,158
Less accumulated depreciation and amortization	(13,214)	(12,714)

	$5,280	$5,444

Acquired Intangibles

	MARCH 31,	DECEMBER 31,
	2003	2002

Customer base	$223,044	$222,174
Goodwill	165,768	164,983
Licensing agreements	1,224	1,224
Non-competes	5,896	5,696

	395,932	394,077
Less accumulated amortization	(168,728)	(158,956)

Acquired intangibles, net	$227,204	$235,121

Debt issuance costs

	MARCH 31,	DECEMBER 31,
	2003	2002

Debt issuance costs	$17,200	$17,200
Less accumulated amortization	(6,798)	(6,213)

Debt issuance costs, net	$10,402	$10,987

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

3.	LONG TERM DEBT

     On January 15, 2003, the Partnership redeemed the remaining $28.9 million in aggregate principal amount of Partnership’s Discount Notes. In order to fund the redemption, the Company distributed $31.2 million to the Partnership. The Company borrowed $15.0 million of the available $65.0 million on its revolving line of credit and used cash on hand to fund the remaining distribution to the Partnership.

     As of March 31, 2003 the Company had total outstanding long term indebtedness of $439.5 million, including $215.6 million of Series F 9 5/8% Senior Subordinated Notes due 2007, $24.7 million of outstanding borrowings under the Term A Loan due 2007, $194.5 million of outstanding borrowings under the Term B Loan due 2008, $4.5 million of outstanding borrowings under its $65.0 million revolving credit facility, and $0.2 million in acquisition related debt.

4.	DIRECTORY ACQUISITIONS

     TelFax, Inc. On February 6, 2003, the Company purchased certain tangible and intangible assets of TelFax, Inc. for $2.0 million. The Company acquired two directories in Oregon and one in Washington.

     The purchase price for the acquisition above has been allocated on a preliminary basis to the tangible and intangible assets acquired based on their respective fair values at the date of acquisition, as follows (in thousands):

Customer list	$870
Goodwill	785
Non-compete	200
Other current and non-current net assets	150

Total consideration	$2,005

Total consideration paid in the purchase acquisitions is as follows (in thousands):

Cash paid for acquisition	$1,950
Merger fees incurred	55

Total consideration	$2,005

     Assuming that the above acquisition had occurred on the first day of the Company’s three month period ended March 31, 2003 and March 31, 2002, the unaudited pro forma results of operations would be as follows:

	Three months ended March 31,

	2003	2002

	(Unaudited)
Net revenues	$63,572	$69,523
Net income (loss)	(4,723)	1,457
Net income (loss) per member unit	(4,723)	1,457

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

	Three months ended March 31,

	2003	2002

	(Unaudited)
Statement of Operations:
Net revenues	$24,318	$37,256
Gross profit	20,565	30,494
Operating income	4,134	17,624
Net income	842	8,397

	March 31,	December 31,
	2003	2002

	(Unaudited)
Balance Sheet:
Current assets	$66,212	$63,962
Non-current assets	187,153	190,605
Current liabilities	20,821	21,756
Non-current liabilities	205,804	206,912

6.	LEGAL PROCEEDINGS

     The Company and/or its subsidiaries are parties to various litigation matters incidental to the conduct of their business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s financial condition or the results of its operations.

7.	GOODWILL

     A summary of changes in the Company’s goodwill for the three month period ended March 31, 2003 is as follows:

	January 1,			Balance at
	2003	Acquisitions (1)	Impairments	March 31, 2003

Goodwill	$164,983	$785	—	$165,768

(1)	Acquisition relates to the Company’s preliminary purchase price allocation for TelFax, Inc.

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

8.	NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued FAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement, among other things, changes the way gains and losses from the extinguishment of debt are reported. Previously, all gains and losses from the extinguishment of debt were required to be reported as an extraordinary item, net of related tax effect. Under FAS 145, gains and losses from the extinguishment of debt should be reported as part of on-going operations, unless the extinguishment of debt is both an unusual and infrequent event for the entity. Previously reported extraordinary gains and losses from the extinguishment of debt that are not unusual or infrequent should be reclassified. The Company has reclassified $3.5 million of extraordinary losses recorded during June of the year ended December 31, 2001. The adoption of this statement did not affect reported net income.

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

     Notwithstanding significant monthly fluctuation in net revenues which are recognized based on actual distribution dates of individual directories, our bookings and cash collection activities generally occur at a relatively steady pace throughout the year. The table below demonstrates that quarterly bookings, collection of advance payments and total cash receipts, which includes both advance payments and collections of accounts receivable, generally vary less on a percentage basis than our net revenues or EBITDA.

	2003	2002	2002	2002	2002

	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

Net revenues	$63.0	$96.8	$75.0	$94.5	$69.0
EBITDA (a)	$14.8	$33.4	$15.2	$31.7	$19.9
Bookings (b)	$67.4	$83.9	$88.2	$72.3	$62.1
Advance payments	$31.6	$34.2	$34.1	$31.7	$29.8
Total cash receipts (c)	$74.7	$82.3	$77.3	$75.8	$67.9

(a)	“EBITDA” is defined as income (loss) before extraordinary item, discretionary contributions to the Company’s equity compensation plans (such contributions represent special distributions to the Company’s equity compensation plans in connection with refinancing transactions), non-recurring management bonuses and fees in connection with the June 2001 recapitalization of the Partnership, plus interest expense, taxes, and depreciation and amortization and is consistent with the definition of EBITDA in the indentures relating to the Company’s notes and in the Company’s senior credit facility. EBITDA is not a measure of performance under accounting principles generally accepted in the United States (GAAP). EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company’s ability to service debt. The Company’s definition of EBITDA may not be comparable to that of other companies and is derived as follows (in thousands):

	Three months ended March 31,

	2003	2002

	(Unaudited)
Net income (loss)	$(4,949)	$1,261
Interest expense	8,431	8,577
Depreciation and amortization	10,275	9,786
Tax provision	1,056	241

EBITDA	$14,813	$19,865

(b)	“Bookings” is defined as the daily advertising orders received from accounts during a given period and generally occur at a steady pace throughout the year. Bookings generated by predecessor owners of acquired directories are excluded.

(c)	Total cash receipts includes both advance payments and collections of accounts receivable.

RESULTS OF OPERATIONS

     The following table summarizes our results of operations as a percentage of revenues for the periods indicated:

	THREE MONTHS
	ENDED MARCH 31,

	2003	2002

Net revenues	100.0%	100.0%
Cost of revenues	17.0	19.2

Gross profit	83.0	80.8
Sales and marketing	50.4	43.7
General and administrative	25.8	22.9

Income from operations	6.9%	14.2%

EBITDA Margin (a), (b)	23.5%	28.8%

(a)	For a definition of “EBITDA” see the immediately preceding section.

(b)	“EBITDA Margin” is defined as EBITDA as a percentage of net revenues. Management believes that EBITDA margin provides a valuable indication of the Company’s ability to generate cash flows available for debt service.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

     Net revenues decreased $6.0 million, or 8.6%, from $69.0 million in the three months ended March 31, 2002 to $63.0 million in the same period in 2003. The Company published 56 directories in the three months ended March 31, 2003 compared to 58 in the same period in 2002. The decrease in net revenues was due to $24.3 million of net revenues associated with 22 directories published in the three months ended March 31, 2002 but not in the same period in 2003 (these directories did not meet specific sales objectives in order to publish them in the quarter); offset by $5.2 million from five new directories, $11.0 million from 15 directories for which the publication date moved into the period and growth in the same 36 directories published during both periods of $2.1 million.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, our same book revenue growth for the 36 directories published in both periods was 4.8%.

     Cost of revenues decreased $2.5 million, or 19.0%, from $13.2 million in the three months ended March 31, 2002 to $10.7 million in the same period in 2003. The decrease was the result of $0.7 million of lower costs associated with the 36 same directories and $4.5 million of costs associated with 22 directories published during the three months ended March 31, 2002, but not in the same period in 2003; offset by $1.4 million of costs associated with five new directories published in the three months ended March 31, 2003 and $1.4 million in costs associated with 15 directories published in the three months ended March 31, 2003, but not in the same period in 2002. Production support costs decreased $0.1 million in the three months ended March 31, 2002.

     As a result of the above, gross profit decreased $3.4 million, or 6.1%, from $55.8 million in the three months ended March 31, 2002 to $52.4 million in the same period in 2003. Gross margin increased from 80.8% in the three months ended March 31, 2002 to 83.0% in the same period in 2003 as a result of lower direct costs on the same 36 directories.

     Selling and marketing expenses increased $1.7 million, or 5.4%, from $30.1 million in the three months ended March 31, 2002 to $31.8 million in the same period in 2003. The increase was attributable to increases of $2.7 million in sales support costs and $0.2 million in provision for bad debt; offset by decreases of $0.6 million in direct sales costs and an increase of $0.6 million in recovered revenue in the three months ended March 31, 2003.

     Of the increase in sales support costs of $2.7 million, $1.3 million was due to employment recruiting costs and training costs, $0.9 million was due to a general increase in costs associated with personnel and other costs associated with our field sales offices, and $0.5 million was due to sales offices acquired since the first quarter of 2002. The decrease in direct sales costs of $0.6 million was as follows: $5.6 million of costs associated with 22 directories that published in the three months ended March 31, 2002 but not in the same period in 2003; offset by $1.4 million of costs for the five new directories, $2.8 million for 15 directories moving into the period, and $0.8 million of higher costs associated with the 36 same directories. Direct sales costs as a percentage of revenue for the same 36 directories published during both periods increased from 19.3% to 20.2% in the three months ended March 31, 2003 compared to the same period in 2002.

     General and administrative expense increased $0.5 million, or 2.7%, from $15.8 million for the three months ended March 31, 2002 to $16.3 million for the same period in 2003. The increase is due to: amortization of acquired customer base and other intangibles of $0.5 million.

     As a result of the above factors, income from operations decreased $5.5 million, or 55.8%, from $9.8 million in the three months ended March 31, 2002 to $4.3 million in the same period in 2003. Income from operations as a percentage of net revenues decreased from 14.2% in the three months ended March 31, 2002 to 6.9% in the same period in 2003.

     Interest expense decreased $0.2 million, or 1.7%, from $8.6 million in the three months ended March 31, 2002 to $8.4 million in the same period in 2003 due to a decrease in the rates of interest paid as a result of decreases in Prime and LIBOR rates.

     The provision for income taxes increased $0.9 million, or 338.2%, from $0.2 million in the three months ended March 31, 2002 to $1.1 million in the same period in 2003 due to a change in the effective tax rate of our wholly-owned subsidiaries. Specifically, we were able to utilize net operating losses during the three months ended March 31, 2002 versus no utilization of net operating losses for the same period in 2003.

     As a result of the above factors, net income decreased $6.2 million, from income of $1.3 million in the three months ended March 31, 2002 to a loss of $4.9 million in the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $17.4 million in the three months ended March 31, 2003 compared to $8.5 million provided in the same period in 2002. The increase in cash provided by operations was primarily due to increased collections in trade receivables from published directories of $4.2 million, increased collections of advance payments of $1.8 million, and the change in receivables resulting from moving directories out of the quarter.

     Net cash used for investing activities was $2.3 million in the three months ended March 31, 2003, as compared to $1.5 million in the same period in 2002. Investing activities consist primarily of cash used to acquire directories. In the three months ended March 31, 2003, $2.0 million was spent to acquire directories compared to $1.2 million in the same period in the prior year. Acquisitions made in the three months ended March 31, 2003 are discussed in note 4 of the financial statements included in this Form 10-Q.

     Net cash used for financing activities was $28.1 million in the three months ended March 31, 2003 as compared to $0.1 million in the same period in 2002. The amounts of cash used by financing activities for the three months ended March 31, 2003 were primarily for distributions to the Partnership for the redemption of the Partnership’s 11 7/8% senior discount notes.

     On January 15, 2003, the Partnership redeemed the remaining $28.9 million in aggregate principal amount of Partnership’s Discount Notes. In order to fund the redemption, the Company distributed $31.2 million to the Partnership. The Company borrowed $15.0 million of the available $65.0 million on its revolving line of credit and used cash on hand to fund the remaining distribution to the Partnership.

     As of March 31, 2003 the Company had total outstanding long term indebtedness of $439.5 million, including $215.6 million of Series F 9 5/8% Senior Subordinated Notes due 2007, $24.7 million of outstanding borrowings under the Term A Loan due 2007, $194.5 million of outstanding borrowings under the Term B Loan due 2008, $4.5 million of outstanding borrowings under its $65.0 million revolving credit facility, and $0.2 million in acquisition related debt.

     Our principal sources of funds are cash flows from operating activities and borrowing availability of $60.5 million under our revolving credit facility. We believe that these funds will provide us with sufficient liquidity and capital resources to meet our current and future financial obligations for the next twelve months, including the payment of principal and interest on our notes, as well as to provide funds for our working capital, capital expenditures and other needs. Our future operating performance will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. There can be no assurance that such sources of funds will be adequate and that we will not require additional capital from borrowings or securities offerings to satisfy such requirements. In addition, we may require additional capital to fund future acquisitions and there can be no assurance that such capital will be available.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk in connection with the term loans and the revolving loans outstanding under our senior credit facility, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. As of March 31, 2003 there was approximately $29.5 million outstanding under the Term A Loan (at an average interest rate of 4.1% at such time), $196.5 million under the Term B Loan (at an average interest rate of 4.5% at such time), and $4.5 million outstanding under the revolving loan. Based on such balances, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $2.3 million on an annual basis. We do not attempt to mitigate this risk through hedging transactions. All of our sales are denominated in U.S. dollars, thus we are not subject to any foreign currency exchange risks.

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

(A) Exhibits.
99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on May 8, 2003 on its behalf by the undersigned thereunto duly authorized.

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

Date: May 8, 2003
/s/ Joan M. Fiorito
Joan M. Fiorito V. P. – Chief Financial Officer

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

Date: May 8, 2003
/s/ Ricardo Puente
Ricardo Puente President & Chief Executive Officer