Form 10-Q
period 2003-06-30
TRANSWESTERN PUBLISHING CO LLC
filed 2003-08-12
CIK 1050934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ___________________.

Commission File Number 333-42085

TRANSWESTERN PUBLISHING COMPANY LLC

(Exact name of registrant as specified in its charter)

DELAWARE	33-0778740

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8344 CLAIREMONT MESA BOULEVARD SAN DIEGO, CALIFORNIA	92111

(Address of principal executive offices)	(Zip Code)

(858) 467-2800

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer. Yes ☐ No ☒

TRANSWESTERN PUBLISHING COMPANY LLC
FORM 10-Q INDEX

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	JUNE 30,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
ASSETS
Current assets:
Cash	$3,750	$17,408
Trade receivable, (net of allowance for doubtful accounts of $14,347 at June 30, 2003 and $19,694 at December 31, 2002)	85,731	104,257
Deferred directory costs	32,205	24,312
Other current assets	3,389	3,433

Total current assets	125,075	149,410
Non-current assets:
Property, equipment and leasehold improvements, net	5,262	5,444
Acquired intangibles, net	217,569	235,121
Debt issuance costs, net	9,819	10,987
Deferred tax asset	6,275	8,295

Total non-current assets	238,925	259,847

Total assets	$364,000	$409,257

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
Accounts payable	$12,723	$17,118
Salaries and benefits payable	7,135	10,034
Accrued acquisition costs	307	2,165
Accrued interest	3,263	3,660
Other accrued liabilities	4,140	4,333
Customer deposits	44,965	32,642
Current portion, long-term debt	7,133	6,343

Total current liabilities	79,666	76,295
Long-term debt:
Series F Senior Subordinated Notes	215,577	215,643
Senior credit facility Term A Loan	23,400	26,057
Senior credit facility Term B Loan	187,467	195,000
Other long-term liabilities	100	200

Total non-current liabilities	426,544	436,900

Total liabilities	506,210	513,195

Member deficit	(142,210)	(103,938)

Total liabilities and member deficit	$364,000	$409,257

See accompanying notes.

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except for per member unit information and member units outstanding)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

Net revenues	$68,606	$94,546	$131,654	$163,516
Cost of revenues	11,254	15,707	21,956	28,922

Gross profit	57,352	78,839	109,698	134,594
Operating expenses:
Sales and marketing	34,593	40,787	66,361	70,927
General and administrative	15,140	17,217	31,393	33,037

Total operating expenses	49,733	58,004	97,754	103,964

Income from operations	7,619	20,835	11,944	30,630
Other income, net	205	388	417	671
Interest expense	(8,193)	(8,733)	(16,623)	(17,309)

Income (loss) before taxes	(369)	12,490	(4,262)	13,992
Income tax provision	(1,748)	(562)	(2,804)	(803)

Net income (loss)	$(2,117)	$11,928	(7,066)	13,189

Net income (loss) per Member unit	$(2,117)	$11,928	(7,066)	13,189

Member units outstanding	1,000	1,000	1,000	1,000

See accompanying notes.

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	SIX MONTHS ENDED
	JUNE 30,

	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$(7,066)	$13,189
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	20,347	20,172
Amortization of deferred debt issuance costs	1,168	1,152
Provision for doubtful accounts	14,779	18,293
Deferred taxes	2,020	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade receivables	23,287	(10,910)
Write-off of doubtful accounts	(21,605)	(24,456)
Recoveries of doubtful accounts	2,212	911
Deferred directory costs	(7,893)	(1,035)
Other current assets	44	(1,464)
Accounts payable	(951)	(3,597)
Accrued liabilities	(8,493)	(2,932)
Accrued interest	(397)	(153)
Customer deposits	12,323	6,435
Equity trust payable	—	134
Other current liabilities	—	(272)

Cash provided by operating activities	29,775	15,467
INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements	(823)	(341)
Acquisition of directories	(2,005)	(14,693)
Deferred financing costs and other assets	—	(484)

Cash used for investing activities	(2,828)	(15,518)
FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
Revolving credit facility	38,250	—
Repayments of long-term debt:
Revolving credit facility	(38,250)	—
Senior term loans	(9,400)	(1,200)
Repayments of debt acquired	—	(367)
Distributions to TransWestern Holdings	(31,205)	—

Cash used for financing activities	(40,605)	(1,567)

Net decrease in cash	(13,658)	(1,618)
Cash at beginning of period	17,408	26,913

Cash at end of period	$3,750	$25,295

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16,382	$16,204

Cash paid for taxes	$854	$823

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

     Certain amounts in prior period consolidated financial statements have been reclassified to conform to the presentation for the three and six months ended June 30, 2003.

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

2.	FINANCIAL STATEMENT DETAILS

Property, Equipment and Leasehold Improvements

	JUNE 30,	DECEMBER 31,
	2003	2002

Computer and office equipment	$14,727	$14,033
Furniture and fixtures	3,422	3,323
Leasehold improvements	828	802

	18,977	18,158
Less accumulated depreciation and amortization	(13,715)	(12,714)

	$5,262	$5,444

Acquired Intangibles

	JUNE 30,	DECEMBER 31,
	2003	2002

Customer base	$223,044	$222,174
Goodwill	165,768	164,983
Licensing agreements	1,224	1,224
Non-competes	5,896	5,696

	395,932	394,077
Less accumulated amortization	(178,363)	(158,956)

Acquired intangibles, net	$217,569	$235,121

Debt issuance costs

	JUNE 30,	DECEMBER 31,
	2003	2002

Debt issuance costs	$17,200	$17,200
Less accumulated amortization	(7,381)	(6,213)

Debt issuance costs, net	$9,819	$10,987

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

3.	LONG TERM DEBT

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

     As of June 30, 2003 the Company had total outstanding long term indebtedness of $426.5 million, including $215.6 million of Series F 9 5/8% Senior Subordinated Notes due 2007, $23.4 million of outstanding borrowings under the Term A Loan due 2007, $187.5 million of outstanding borrowings under the Term B Loan due 2008, and $0.1 million in acquisition related debt. As of June 30, 2003 the Company had no outstanding borrowings under its revolving credit facility, with total borrowing availability of $65.0 million.

4.	DIRECTORY ACQUISITIONS

     TelFax, Inc. On February 6, 2003, the Company purchased certain tangible and intangible assets of TelFax, Inc. for $2.0 million. The Company acquired two directories in Oregon and one in Washington.

     The purchase price for the acquisition above has been allocated to the tangible and intangible assets acquired based on their respective fair values at the date of acquisition, as follows (in thousands):

Customer list	$870
Goodwill	785
Non-compete	200
Other current and non-current net assets	150

Total consideration	$2,005

Total consideration paid in the purchase acquisitions is as follows (in thousands):

Cash paid for acquisition	$1,950
Merger fees incurred	55

Total consideration	$2,005

     Assuming that the above acquisition had occurred on the first day of the Company’s six month period ended June 30, 2003 and June 30, 2002, the unaudited pro forma results of operations would be as follows:

	Six months ended June 30,

	2003	2002

	(Unaudited)
Net revenues	$132,178	$164,069
Net income (loss)	(6,840)	13,255
Net income (loss) per member unit	(6,840)	13,255

     These results give effect to pro forma adjustment for the amortization of acquired intangibles and for the additional interest expense on the debt incurred to fund the acquisition.

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

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(Unaudited)
Statement of Operations:
Net revenues	$28,645	$37,146	$52,963	$74,402
Gross profit	24,519	31,087	45,084	61,581
Operating income	6,798	9,799	10,721	21,018
Net income	2,762	6,725	3,604	15,122

	June 30,	December 31,
	2003	2002

	(Unaudited)
Balance Sheet:
Current assets	$69,245	$63,962
Non-current assets	182,691	190,605
Current liabilities	20,653	21,756
Non-current liabilities	198,164	206,912

6.	LEGAL PROCEEDINGS

     The Company and/or its subsidiaries are parties to various litigation matters incidental to the conduct of their business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s financial condition or the results of its operations.

7.	GOODWILL

     A summary of changes in the Company’s goodwill for the six month period ended June 30, 2003 is as follows:

	January 1,			Balance at
	2003	Acquisitions (1)	Impairments	June 30, 2003

Goodwill	$164,983	$785	—	$165,768

(1)	Acquisition relates to the Company’s purchase price allocation for TelFax, Inc.

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

8.	NEW ACCOUNTING PRONOUNCEMENTS

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

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 elaborates on the existing disclosure requirements for most guarantees. FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 31, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees issued prior to the issuance of FIN 45. The Company adopted the provisions of FIN 45 in December 2002. The adoption did not have a material impact on the Company’s consolidated financial statements.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires extensive disclosures (including certain disclosures that are applicable to December 31, 2002 financial statements) and will require companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity’s equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date FIN 46’s consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise’s maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 (including December 31, 2002 financial statements) regardless of when the variable interest entity was created. The consolidation provisions of FIN 46, if applicable, would apply to variable interest entities created after January 31, 2003 immediately, and to variable interest entities created before February 1, 2003 in the Company’s interim period beginning after June 15, 2003. The Company believes that the implementation of the provisions of FIN 46 will not have a material effect on the Company’s consolidated financial statements.

     In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS No. 150), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150, requires an issuer to classify certain instruments as liabilities (or assets in some circumstances) which may have previously been classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The provisions of SFAS No. 150 are to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. The Company does not believe the adoption of the provisions of SFAS No. 150 will have a material effect on the Company’s consolidated financial statements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

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

	2003	2003	2002	2002	2002

	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter

Net revenues	$68.6	$63.0	$96.8	$75.0	$94.5
EBITDA (a)	$18.0	$14.8	$33.4	$15.2	$31.7
Bookings (b)	$85.4	$67.4	$83.9	$88.2	$72.3
Advance payments	$35.9	$31.6	$34.2	$34.1	$31.7
Total cash receipts (c)	$79.3	$74.7	$82.3	$77.3	$75.8

(a)	“EBITDA” is defined as net income (loss) before extraordinary item, discretionary contributions to the Company’s equity compensation plans (such contributions represent special distributions to the Company’s equity compensation plans in connection with refinancing transactions), non-recurring management bonuses and fees in connection with the June 2001 recapitalization of the Partnership, plus interest expense, taxes, and depreciation and amortization and is consistent with the definition of EBITDA in the indenture relating to the Company’s notes and in the Company’s senior credit facility. EBITDA is not a measure of performance under accounting principles generally accepted in the United States (GAAP). EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company’s ability to service debt. The Company’s definition of EBITDA may not be comparable to that of other companies and is derived as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(Unaudited)
Net income (loss)	$(2,117)	$11,928	$(7,066)	$13,189
Interest expense	8,193	8,733	16,624	17,309
Depreciation and amortization	10,138	10,453	20,413	20,239
Tax provision	1,748	562	2,804	803

EBITDA	17,962	$31,676	$32,775	$51,540

(b)	“Bookings” is defined as the daily advertising orders received from accounts during a given period and generally occur at a steady pace throughout the year. Bookings generated by predecessor owners of acquired directories are excluded.

(c)	Total cash receipts includes both advance payments and collections of accounts receivable.

RESULTS OF OPERATIONS

     The following table summarizes our results of operations as a percentage of revenues for the periods indicated:

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2003	2002	2003	2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	16.4	16.6	16.7	17.7

Gross profit	83.6	83.4	83.3	82.3
Sales and marketing	50.4	43.2	50.4	43.4
General and administrative	22.1	18.2	23.8	20.2

Income from operations	11.1%	22.0%	9.1%	18.7%

EBITDA Margin (a), (b)	26.2%	33.5%	24.9%	31.5%

(a)	For a definition of “EBITDA” see the immediately preceding section.

(b)	“EBITDA Margin” is defined as EBITDA as a percentage of net revenues. Management believes that EBITDA margin provides a valuable indication of the Company’s ability to generate cash flows available for debt service.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2002

     Net revenues decreased $25.9 million, or 27.4%, from $94.5 million in the three months ended June 30, 2002 to $68.6 million in the same period in 2003. The Company published 66 directories in the three months ended June 30, 2003 compared to 81 in the same period in 2002. The decrease in net revenues was due to $47.7 million of net revenues associated with 40 directories published in the three months ended June 30, 2002 but not in the same period in 2003 (these directories did not meet specific sales objectives in order to publish them in the quarter due to understaffing of sales representatives); offset by $1.7 million from six new directories, $18.9 million from 19 directories for which the publication date moved into the period and growth in the same 41 directories published during both periods of $1.2 million.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, our same book revenue growth for the 41 directories published in both periods was 2.5%.

     Cost of revenues decreased $4.4 million, or 28.3%, from $15.7 million in the three months ended June 30, 2002 to $11.3 million in the same period in 2003. The decrease was the result of $0.3 million of lower costs associated with the 41 same directories and $7.5 million of costs associated with 40 directories published during the three months ended June 30, 2002, but not in the same period in 2003; offset by $0.3 million of costs associated with six new directories published in the three months ended June 30, 2003 and $3.1 million in costs associated with 19 directories published in the three months ended June 30, 2003, but not in the same period in 2002.

     As a result of the above, gross profit decreased $21.4 million, or 27.3%, from $78.8 million in the three months ended June 30, 2002 to $57.4 million in the same period in 2003. Gross margin increased from 83.4% in the three months ended June 30, 2002 to 83.6% in the same period in 2003 as a result of lower direct costs on the same 41 directories.

     Selling and marketing expenses decreased $6.2 million, or 15.2%, from $40.8 million in the three months ended June 30, 2002 to $34.6 million in the same period in 2003. The decrease was attributable to decreases of $5.5 million in direct sales costs, $3.7 million in provision for bad debt and an increase of $0.7 million in recovered revenue; offset by increases of $3.7 million in sales support costs in the three months ended June 30, 2003.

     Of the increase in sales support costs of $3.7 million, $1.0 million was due to employment recruiting costs and training costs, $2.2 million was due to a general increase in costs associated with personnel and other costs associated with our field sales offices, and $0.5 million was due to sales offices acquired since the second quarter of 2002. The decrease in direct sales costs of $5.5 million was as follows: $11.1 million of costs associated with 40 directories that published in the three months ended June 30, 2002 but not in the same period in 2003; offset by $0.6 million of costs for the six new directories, and $5.0 million for 19 directories moving into the period. Direct sales costs as a percentage of revenue for the same 41 directories published during both periods decreased from 21.8% to 21.3% in the three months ended June 30, 2003 compared to the same period in 2002.

     General and administrative expense decreased $2.1 million, or 12.1%, from $17.2 million for the three months ended June 30, 2002 to $15.1 million for the same period in 2003. The decrease is due to eliminating the bonus accrual of $1.8 million and a decrease in amortization expense related to acquired customer base and other intangibles of $0.3 million.

     As a result of the above factors, income from operations decreased $13.2 million, or 63.4%, from $20.8 million in the three months ended June 30, 2002 to $7.6 million in the same period in 2003. Income from operations as a percentage of net revenues decreased from 22.0% in the three months ended June 30, 2002 to 11.1% in the same period in 2003.

     Interest expense decreased $0.5 million, or 6.2%, from $8.7 million in the three months ended June 30, 2002 to $8.2 million in the same period in 2003 due to a decrease in the rates of interest paid as a result of decreases in Prime and LIBOR rates as well as a decrease in the total amount of debt outstanding.

     The provision for income taxes increased $1.1 million, or 211.1%, from $0.6 million in the three months ended June 30, 2002 to $1.7 million in the same period in 2003 due to a change in the effective tax rate of our wholly-owned subsidiaries. Specifically, we were able to utilize net operating losses during the three months ended June 30, 2002 versus no utilization of net operating losses for the same period in 2003.

     As a result of the above factors, net income decreased $14.0 million, from income of $11.9 million in the three months ended June 30, 2002 to a loss of $2.1 million in the same period in 2003.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

     Net revenues decreased $31.8 million, or 19.5%, from $163.5 million in the six months ended June 30, 2002 to $131.7 million in the same period in 2003. The Company published 122 directories in the six months ended June 30, 2003 compared to 139 in the same period in 2002. The decrease in net revenues was due to $52.4 million of net revenues associated with 45 directories published in the six months ended June 30, 2002 but not in the same period in 2003 (these directories did not meet specific sales objectives in order to publish them in the period due to understaffing of sales representatives); offset by $6.9 million from 11 new directories, $12.2 million from 17 directories for which the publication date moved into the period and growth in the same 94 directories published during both periods of $1.5 million.

     As a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings, our same book revenue growth for the 94 directories published in both periods was 1.4%.

     Cost of revenues decreased $6.9 million, or 24.1%, from $28.9 million in the six months ended June 30, 2002 to $22.0 million in the same period in 2003. The decrease was the result of $1.3 million of lower costs associated with the 94 same directories and $8.8 million of costs associated with 45 directories published during the six months ended June 30, 2002, but not in the same period in 2003; offset by $1.8 million of costs associated with 11 new directories published in the six months ended June 30, 2003 and $1.5 million in costs associated with 17 directories published in the six months ended June 30, 2003, but not in the same period in 2002. Production support costs decreased $0.1 million in the six months ended June 30, 2002.

     As a result of the above, gross profit decreased $24.9 million, or 18.5%, from $134.6 million in the six months ended June 30, 2002 to $109.7 million in the same period in 2003. Gross margin increased from 82.3% in the six months ended June 30, 2002 to 83.3% in the same period in 2003 as a result of lower direct costs on the same 94 directories.

     Selling and marketing expenses decreased $4.5 million, or 6.4%, from $70.9 million in the six months ended June 30, 2002 to $66.4 million in the same period in 2003. The decrease was attributable to decreases of $6.1 million in direct sales costs, $3.5 million in provision for bad debt and an increase of $1.3 million in recovered revenue; offset by increases of $6.4 million in sales support costs in the six months ended June 30, 2003.

     Of the increase in sales support costs of $6.4 million, $2.3 million was due to employment recruiting costs and training costs, $3.1 million was due to a general increase in costs associated with personnel and other costs associated with our field sales offices, and $1.0 million was due to new sales offices. The decrease in direct sales costs of $6.1 million was as follows: $12.3 million of costs associated with 45 directories that published in the six months ended June 30, 2002 but not in the same period in 2003; offset by $2.0 million of costs for the 11 new directories, $3.1 million for 17 directories moving into the period, and $1.1 million of higher costs associated with the 94 same directories. Direct sales costs as a percentage of revenue for the same 94 directories published during both periods increased from 21.0% to 21.6% in the six months ended June 30, 2003 compared to the same period in 2002.

     General and administrative expense decreased $1.6 million, or 5.0%, from $33.0 million for the six months ended June 30, 2002 to $31.4 million for the same period in 2003. The decrease is due to eliminating the bonus accrual of $2.6 million; offset by a $0.8 million increase in general costs associated with personnel and a $0.2 million increase in depreciation and amortization.

     As a result of the above factors, income from operations decreased $18.7 million, or 61.0%, from $30.6 million in the six months ended June 30, 2002 to $11.9 million in the same period in 2003. Income from operations as a percentage of net revenues decreased from 18.7% in the six months ended June 30, 2002 to 9.1% in the same period in 2003.

     Interest expense decreased $0.7 million, or 4.0%, from $17.3 million in the six months ended June 30, 2002 to $16.6 million in the same period in 2003 due to a decrease in the rates of interest paid as a result of decreases in Prime and LIBOR rates as well as a decrease in the total amount of debt outstanding.

     The provision for income taxes increased $2.0 million, or 249.2%, from $0.8 million in the six months ended June 30, 2002 to $2.8 million in the same period in 2003 due to a change in the effective tax rate of our wholly-owned subsidiaries. Specifically, we were able to utilize net operating losses during the six months ended June 30, 2002 versus no utilization of net operating losses for the same period in 2003.

     As a result of the above factors, net income decreased $20.3 million, from income of $13.2 million in the six months ended June 30, 2002 to a loss of $7.1 million in the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $29.8 million in the six months ended June 30, 2003 compared to $15.5 million provided in the same period in 2002. The increase in cash provided by operations was primarily due to increased collections in trade receivables from published directories of $3.0 million, increased collections of advance payments of $6.0 million, and the change in receivables resulting from moving the publication of directories out of the quarter. Net cash used for investing activities was $2.8 million in the six months ended June 30, 2003, as compared to $15.5 million in the same period in 2002. Investing activities consist primarily of cash used to acquire directories. In the six months ended June 30, 2003, $2.0 million was spent to acquire directories compared to $14.7 million in the same period in the prior year.

     Net cash used for financing activities was $40.6 million in the six months ended June 30, 2003 as compared to $1.6 million in the same period in 2002. The amounts of cash used for financing activities for the six months ended June 30, 2003 were primarily for distributions to the Partnership for the redemption of the Partnership’s 11 7/8% senior discount notes.

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

     As of June 30, 2003 the Company had total outstanding long term indebtedness of $426.5 million, including $215.6 million of Series F 9 5/8% Senior Subordinated Notes due 2007, $23.4 million of outstanding borrowings under the Term A Loan due 2007, $187.5 million of outstanding borrowings under the Term B Loan due 2008, and $0.1 million in acquisition related debt. As of June 30, 2003 the Company had no outstanding borrowings under its revolving credit facility, with total borrowing availability of $65.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk in connection with the term loans and the revolving loans outstanding under our senior credit facility, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. As of June 30, 2003 there was approximately $28.6 million outstanding under the Term A Loan (at an average interest rate of 3.6% at such time), $189.4 million under the Term B Loan (at an average interest rate of 4.3% at such time), and zero outstanding under the revolving loan. Based on such balances, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $2.2 million on an annual basis. We do not attempt to mitigate this risk through hedging transactions. All of our sales are denominated in U.S. dollars, thus we are not subject to any foreign currency exchange risks.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 (e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the second quarter of 2003, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits.

31.1	Certification of the principal executive officer required by Rule 13a-14 (a) of the Exchange Act.

31.2	Certification of the principal financial officer required by Rule 13a-14 (a) of the Exchange Act.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)	Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on August 8, 2003 on its behalf by the undersigned thereunto duly authorized.

TRANSWESTERN PUBLISHING COMPANY LLC (Registrant)

BY:	TransWestern Communications Company, Inc. (Manager)

BY:	/s/ Ricardo Puente

Name: Ricardo Puente Title: President, Chief Executive Officer and Director (Principal Executive Officer)

BY:	/s/ Joan Fiorito

Name: Joan Fiorito Title: Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)