Form 10-Q
period 2003-09-30
TRANSWESTERN PUBLISHING CO LLC
filed 2003-11-12
CIK 1050934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO ___________________.

Commission File Number 333-42085

TRANSWESTERN PUBLISHING COMPANY LLC

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	33-0778740 (I.R.S. Employer Identification Number)

8344 CLAIREMONT MESA BOULEVARD SAN DIEGO, CALIFORNIA (Address of principal executive offices)	92111 (Zip Code)

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

TRANSWESTERN PUBLISHING COMPANY LLC
FORM 10-Q INDEX

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED BALANCE SHEETS
(in thousands)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
ASSETS
Current assets:
Cash	$2,855	$17,408
Trade receivable, (net of allowance for doubtful accounts of $10,850 at September 30, 2003 and $19,694 at December 31, 2002)	80,608	104,257
Deferred directory costs	35,601	24,312
Other current assets	2,857	3,433

Total current assets	121,921	149,410
Non-current assets:
Property, equipment and leasehold improvements, net	5,077	5,444
Acquired intangibles, net	208,258	235,121
Debt issuance costs, net	9,238	10,987
Deferred tax asset	6,255	8,295

Total non-current assets	228,828	259,847

Total assets	$350,749	$409,257

LIABILITIES AND MEMBER DEFICIT
Current liabilities:
Accounts payable	$15,814	$17,118
Salaries and benefits payable	9,602	10,034
Accrued acquisition costs	289	2,165
Accrued interest	8,268	3,660
Other accrued liabilities	4,178	4,333
Customer deposits	53,793	32,642
Current portion, long-term debt	7,011	6,343

Total current liabilities	98,955	76,295
Long-term debt:
Series F Senior Subordinated Notes	215,544	215,643
Senior credit facility Term A Loan	21,803	26,057
Senior credit facility Term B Loan	156,186	195,000
Other long-term liabilities	100	200

Total non-current liabilities	393,633	436,900

Total liabilities	492,588	513,195

Member deficit	(141,839)	(103,938)

Total liabilities and member deficit	$350,749	$409,257

See accompanying notes.

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except for per member unit information and member units outstanding)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2003	2002	2003	2002

Net revenues	$75,706	$75,036	$207,360	$238,552
Cost of revenues	14,102	14,211	36,058	43,132

Gross profit	61,604	60,825	171,302	195,420
Operating expenses:
Sales and marketing	37,800	37,080	104,160	108,007
General and administrative	15,157	19,199	46,551	52,236

Total operating expenses	52,957	56,279	150,711	160,243

Income from operations	8,647	4,546	20,591	35,177
Other income, net	182	262	600	933
Interest expense	(7,966)	(8,653)	(24,590)	(25,963)

Income (loss) before taxes	863	(3,845)	(3,399)	10,147
Income tax provision	(493)	(239)	(3,297)	(1,042)

Net income (loss)	$370	$(4,084)	(6,696)	9,105

Net income (loss) per Member unit	$370	$(4,084)	(6,696)	9,105

Member units outstanding	1,000	1,000	1,000	1,000

See accompanying notes.

TRANSWESTERN PUBLISHING COMPANY LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$(6,696)	$9,105
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Loss on write-off of fixed assets	—	606
Depreciation and amortization	30,119	30,563
Amortization of deferred debt issuance costs	1,748	1,790
Provision for doubtful accounts	22,934	27,536
Deferred taxes	2,040	—
Changes in operating assets and liabilities, excluding the effects of acquisitions:
Trade receivables	30,425	(10,628)
Write-off of doubtful accounts	(33,256)	(27,695)
Recoveries of doubtful accounts	3,695	1,529
Deferred directory costs	(11,289)	(1,291)
Other current assets	576	(1,529)
Accounts payable	572	(3,194)
Accrued liabilities	(4,439)	(4,664)
Accrued interest	4,608	4,987
Customer deposits	21,151	11,696
Equity trust payable	—	(2,902)

Cash provided by operating activities	62,188	35,909
INVESTING ACTIVITIES
Purchase of property, equipment and leasehold improvements	(1,131)	(1,112)
Acquisition of directories	(2,005)	(24,046)
Deferred financing costs and other assets	—	(969)

Cash used for investing activities	(3,136)	(26,127)
FINANCING ACTIVITIES
Borrowings under long-term debt agreements:
Revolving credit facility	42,050	—
Repayments of long-term debt:
Revolving credit facility	(42,050)	—
Senior term loans	(42,400)	(3,800)
Repayments of debt acquired	—	(413)
Distributions to TransWestern Holdings	(31,205)	—

Cash used for financing activities	(73,605)	(4,213)

Net increase (decrease) in cash	(14,553)	5,569
Cash at beginning of period	17,408	26,913

Cash at end of period	$2,855	$32,482

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$18,774	$19,126

Cash paid for taxes	$1,457	$823

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

     Certain amounts in prior period consolidated financial statements have been reclassified to conform to the presentation for the three and nine months ended September 30, 2003.

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

2.	FINANCIAL STATEMENT DETAILS

Property, Equipment and Leasehold Improvements

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Computer and office equipment	$14,960	$14,033
Furniture and fixtures	3,482	3,323
Leasehold improvements	843	802

	19,285	18,158
Less accumulated depreciation and amortization	(14,208)	(12,714)

	$5,077	$5,444

Acquired Intangibles

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Customer base	$223,044	$222,174
Goodwill	165,768	164,983
Licensing agreements	1,224	1,224
Non-competes	5,896	5,696

	395,932	394,077
Less accumulated amortization	(187,674)	(158,956)

Acquired intangibles, net	$208,258	$235,121

Debt issuance costs

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002

Debt issuance costs	$17,200	$17,200
Less accumulated amortization	(7,962)	(6,213)

Debt issuance costs, net	$9,238	$10,987

TRANSWESTERN PUBLISHING COMPANY LLC
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(ALL DOLLAR AMOUNTS ARE IN THOUSANDS)

3.	LONG TERM DEBT

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

     As of September 30, 2003 the Company had total outstanding long term indebtedness of $393.6 million, including $215.5 million of Series F 9 5/8% Senior Subordinated Notes due 2007, $21.8 million of outstanding borrowings under the Term A Loan due 2007, $156.2 million of outstanding borrowings under the Term B Loan due 2008, and $0.1 million in acquisition related debt. As of September 30, 2003 the Company had no outstanding borrowings under its revolving credit facility, with total borrowing availability of $65.0 million.

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

     Assuming that the above acquisition had occurred on the first day of the Company’s nine month period ended September 30, 2003 and September 30, 2002, the unaudited pro forma results of operations would be as follows:

	Nine months ended September 30,

	2003	2002

	(Unaudited)
Net revenues	$207,884	$239,341
Net income (loss)	(6,470)	9,165
Net income (loss) per member unit	(6,470)	9,165

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

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Statement of Operations:
Net revenues	$22,602	$19,638	$75,565	$93,326
Gross profit	18,085	15,383	63,170	76,251
Operating income (loss)	2,135	(2,031)	12,856	18,263
Net income (loss)	(330)	(4,922)	3,274	9,486

	September 30,	December 31,
	2003	2002

	(Unaudited)
Balance Sheet:
Current assets	$41,420	$63,962
Non-current assets	180,064	190,605
Current liabilities	22,543	21,756
Non-current liabilities	166,153	206,912

6.	LEGAL PROCEEDINGS

     The Company and/or its subsidiaries are parties to various litigation matters incidental to the conduct of their business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s financial condition or the results of its operations.

7.	GOODWILL

     A summary of changes in the Company’s goodwill for the nine month period ended September 30, 2003 is as follows:

	January 1,			Balance at
	2003	Acquisitions (1)	Impairments	September 30, 2003

Goodwill	$164,983	$785	—	$165,768

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

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), which requires extensive disclosures (including certain disclosures that are applicable to December 31, 2002 financial statements) and will require companies to evaluate variable interest entities to determine whether to apply the consolidation provisions of FIN 46 to those entities. Companies must apply FIN 46 to entities with which they are involved if the entity’s equity has specified characteristics. If it is reasonably possible that a company will have a significant variable interest in a variable interest entity at the date FIN 46’s consolidation requirements become effective, the company must disclose the nature, purpose, size and activities of the variable interest entity and the consolidated enterprise’s maximum exposure to loss resulting from its involvement with the variable interest entity in all financial statements issued after January 31, 2003 (including December 31, 2002 financial statements) regardless of when the variable interest entity was created. The consolidation provisions of FIN 46, if applicable, would apply to variable interest entities created after January 31, 2003 immediately, and to variable interest entities created before February 1, 2003 in the Company’s interim period beginning after December 15, 2003. The Company believes that the implementation of the provisions of FIN 46 will not have a material effect on the Company’s consolidated financial statements.

9.	RECENT EVENTS

     In October 2003, the Company drew down $3.9 million on its Senior credit facility. During October 2003, the Company also paid $3.9 million on its Senior credit facility.

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

     Notwithstanding significant monthly fluctuation in net revenues which are recognized based on actual distribution dates of individual directories, our bookings and cash collection activities generally occur at a relatively steady pace throughout the year. The table below demonstrates that quarterly bookings, collection of advance payments and total cash receipts, which includes both advance payments and collections of accounts receivable, generally vary less on a percentage basis than our net revenues or EBITDA. (in millions)

	2003	2003	2003	2002	2002

	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter

Net revenues	$75.7	$68.6	$63.0	$96.8	$75.0
EBITDA (a)	$18.6	$18.0	$14.8	$33.4	$15.2
Bookings (b)	$82.0	$85.4	$67.4	$83.9	$88.2
Advance payments	$44.0	$35.9	$31.6	$34.2	$34.1
Total cash receipts (c)	$85.3	$79.3	$74.7	$82.3	$77.3

(a)	“EBITDA” is defined as net income (loss) before extraordinary item, discretionary contributions to the Company’s equity compensation plans (such contributions represent special distributions to the Company’s equity compensation plans in connection with refinancing transactions), non-recurring management bonuses and fees in connection with the June 2001 recapitalization of the Partnership, plus interest expense, taxes, and depreciation and amortization and is consistent with the definition of EBITDA in the indenture relating to the Company’s notes and in the Company’s senior credit facility. EBITDA is not a measure of performance under accounting principles generally accepted in the United States (GAAP). EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. However, management has included EBITDA because it may be used by certain investors to analyze and compare companies on the basis of operating performance, leverage and liquidity and to determine a company’s ability to service debt. The Company’s definition of EBITDA may not be comparable to that of other companies and is derived as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

	(Unaudited)		(Unaudited)
Net income (loss)	$370	$(4,084)	$(6,696)	$9,105
Interest expense	7,966	8,653	24,590	25,963
Depreciation and amortization	9,805	10,425	30,217	30,663
Tax provision	493	239	3,297	1,042

EBITDA	$18,634	$15,233	$51,408	$66,773

(b)	“Bookings” is defined as the daily advertising orders received from accounts during a given period and generally occur at a steady pace throughout the year. Bookings generated by predecessor owners of acquired directories are excluded.

(c)	Total cash receipts includes both advance payments and collections of accounts receivable.

RESULTS OF OPERATIONS

     The following table summarizes our results of operations as a percentage of revenues for the periods indicated:

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,

	2003	2002	2003	2002

Net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	18.6	18.9	17.4	18.1

Gross profit	81.4	81.1	82.6	81.9
Sales and marketing	50.0	49.4	50.3	45.3
General and administrative	20.0	25.6	22.4	21.9

Income from operations	11.4%	6.1%	9.9%	14.7%

EBITDA Margin (a), (b)	24.6%	20.3%	24.8%	28.0%

(a)	For a definition of “EBITDA” see the immediately preceding section.

(b)	“EBITDA Margin” is defined as EBITDA as a percentage of net revenues. Management believes that EBITDA margin provides a valuable indication of the Company’s ability to generate cash flows available for debt service.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

     Net revenues increased $0.7 million, or 0.9%, from $75.0 million in the three months ended September 30, 2002 to $75.7 million in the same period in 2003. The Company published 80 directories in the three months ended September 30, 2003 compared to 73 in the same period in 2002. The increase in net revenues was due to $41.3 million of net revenues associated with 39 directories for which the publication date moved into the period and $4.2 million from eight new directories; offset by $44.6 million of net revenues associated with 40 directories published in the three months ended September 30, 2002 but not in the same period in 2003 (these directories did not meet specific sales objectives in order to publish them in the quarter primarily due to understaffing of sales representatives) and a decrease in the same 33 directories published during both periods of $0.2 million.

     The decrease in the same 33 directories published during both periods of $0.2 million or 0.7% was primarily due to a decrease of $2.7 million in revenues associated with an acquired book (San Antonio, TX). The decrease was a result of a large number of customers who had past due balances that were not allowed to renew under our credit policy. Excluding this book, same book revenue growth for the other 32 directories published in both periods was 6.7% as a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings.

     Cost of revenues decreased $0.1 million, or 0.8%, from $14.2 million in the three months ended September 30, 2002 to $14.1 million in the same period in 2003. The decrease was the result of $0.3 million of lower costs associated with the 33 same directories and $7.3 million of costs associated with 40 directories published during the three months ended September 30, 2002, but not in the same period in 2003; offset by $1.1 million of costs associated with eight new directories published in the three months ended September 30, 2003 and $6.4 million in costs associated with 39 directories published in the three months ended September 30, 2003, but not in the same period in 2002.

     As a result of the above, gross profit increased $0.8 million, or 1.3%, from $60.8 million in the three months ended September 30, 2002 to $61.6 million in the same period in 2003. Gross margin increased from 81.1% in the three months ended September 30, 2002 to 81.4% in the same period in 2003 as a result of lower direct costs on the same 33 directories.

     Selling and marketing expenses increased $0.7 million, or 1.9%, from $37.1 million in the three months ended September 30, 2002 to $37.8 million in the same period in 2003. The increase was attributable to increases of $3.1 million in sales support costs in the three months ended September 30, 2003; offset by decreases of $0.4 million in direct sales costs, $1.1 million in provision for bad debt and an increase of $0.9 million in recovered revenue.

     Of the increase in sales support costs of $3.1 million, $1.1 million was due to employment recruiting costs and training costs and $2.0 million was due to a general increase in costs associated with personnel and other costs associated with our field sales offices. The decrease in direct sales costs of $0.4 million was as follows: $11.7 million of costs associated with 40 directories that published in the three months ended September 30, 2002 but not in the same period in 2003 and $0.4 million of lower direct sales costs associated with the 33 same directories; offset by $1.2 million of costs for the eight new directories, and $10.5 million for 39 directories moving into the period. Direct sales costs as a percentage of revenue for the same 33 directories published during both periods decreased from 24.0% to 22.9% in the three months ended September 30, 2003 compared to the same period in 2002.

     General and administrative expenses decreased $4.0 million, or 21.1%, from $19.2 million for the three months ended September 30, 2002 to $15.2 million for the same period in 2003. The decrease is due to eliminating the bonus accrual of $1.4 million, a decrease in amortization expense related to acquired customer base and other intangibles of $0.6 million, and $2.5 million of costs associated with professional fees in connection with unsuccessful acquisition bids for the three months ended September 30, 2002; offset by a $0.5 million increase in general costs associated with personnel.

     As a result of the above factors, income from operations increased $4.1 million, or 90.2%, from $4.5 million in the three months ended September 30, 2002 to $8.6 million in the same period in 2003. Income from operations as a percentage of net revenues increased from 6.1% in the three months ended September 30, 2002 to 11.4% in the same period in 2003.

     Interest expense decreased $0.7 million, or 7.9%, from $8.7 million in the three months ended September 30, 2002 to $8.0 million in the same period in 2003 due to a decrease in the rates of interest paid as a result of decreases in Prime and LIBOR rates as well as a decrease in the total amount of debt outstanding.

     The provision for income taxes increased $0.3 million, or 106.3%, from $0.2 million in the three months ended September 30, 2002 to $0.5 million in the same period in 2003 due to a change in the effective tax rate of our wholly-owned subsidiaries. Specifically, we were able to utilize net operating losses during the three months ended September 30, 2002 versus no utilization of net operating losses for the same period in 2003.

     As a result of the above factors, net income increased $4.5 million, from a loss of $4.1 million in the three months ended September 30, 2002 to income of $0.4 million in the same period in 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

     Net revenues decreased $31.2 million, or 13.1%, from $238.6 million in the nine months ended September 30, 2002 to $207.4 million in the same period in 2003. The Company published 202 directories in the nine months ended September 30, 2003 compared to 212 in the same period in 2002. The decrease in net revenues was due to $52.6 million of net revenues associated with 46 directories published in the nine months ended September 30, 2002 but not in the same period in 2003 (these directories did not meet specific sales objectives in order to publish them in the period primarily due to understaffing of sales representatives) and a decrease in the same 166 directories published during both periods of $1.7 million; offset by $11.1 million from 19 new directories and $12.0 million from 17 directories for which the publication date moved into the period.

     The decrease in the same 166 directories published during both periods of $1.7 million or 0.9% was primarily due to a decrease of $6.1 million in revenues associated with two acquired books (Austin, TX, and San Antonio, TX). The decrease was a result of a large number of customers who had past due balances that were not allowed to renew under our credit policy. Excluding these two books, same book revenue growth for the other 164 directories published in both periods was 1.7% as a result of a combination of factors, including the addition of new customers, price increases, increases in the amount of advertising by current customers and new directory features such as colorization of ads, additional ad sizes and additional headings.

     Cost of revenues decreased $7.0 million, or 16.4%, from $43.1 million in the nine months ended September 30, 2002 to $36.1 million in the same period in 2003. The decrease was the result of $2.2 million of lower costs associated with the 166 same directories and $9.0 million of costs associated with 46 directories published during the nine months ended September 30, 2002, but not in the same period in 2003; offset by $2.8 million of costs associated with 19 new directories published in the nine months ended September 30, 2003 and $1.5 million in costs associated with 17 directories published in the nine months ended September 30, 2003, but not in the same period in 2002. Production support costs decreased $0.1 million in the nine months ended September 30, 2002.

     As a result of the above, gross profit decreased $24.1 million, or 12.3%, from $195.4 million in the nine months ended September 30, 2002 to $171.3 million in the same period in 2003. Gross margin increased from 81.9% in the nine months ended September 30, 2002 to 82.6% in the same period in 2003 as a result of lower direct costs on the same 166 directories.

     Selling and marketing expenses decreased $3.8 million, or 3.6%, from $108.0 million in the nine months ended September 30, 2002 to $104.2 million in the same period in 2003. The decrease was attributable to decreases of $6.5 million in direct sales costs, $4.6 million in provision for bad debt and an increase of $2.2 million in recovered revenue; offset by increases of $9.5 million in sales support costs in the nine months ended September 30, 2003.

     Of the increase in sales support costs of $9.5 million, $3.4 million was due to employment recruiting costs and training costs, $5.1 million was due to a general increase in costs associated with personnel and other costs associated with our field sales offices, and $1.0 million was due to new sales offices. The decrease in direct sales costs of $6.5 million was as follows: $13.4 million of costs associated with 46 directories that published in the nine months ended September 30, 2002 but not in the same period in 2003; offset by $3.1 million of costs for the 19 new directories, $3.1 million for 17 directories moving into the period, and $0.7 million of higher costs associated with the 166 same directories. Direct sales costs as a percentage of revenue for the same

166 directories published during both periods increased from 22.1% to 22.6% in the nine months ended September 30, 2003 compared to the same period in 2002.

     General and administrative expense decreased $5.7 million, or 10.9%, from $52.2 million for the nine months ended September 30, 2002 to $46.5 million for the same period in 2003. The decrease is due to eliminating the bonus accrual of $3.9 million, a decrease in amortization expense related to acquired customer base and other intangibles of $0.4 million, and $2.5 million of costs associated with professional fees in connection with unsuccessful acquisition bids for the nine months ended September 30, 2002; offset by a $1.1 million increase in general costs associated with personnel.

     As a result of the above factors, income from operations decreased $14.6 million, or 41.5%, from $35.2 million in the nine months ended September 30, 2002 to $20.6 million in the same period in 2003. Income from operations as a percentage of net revenues decreased from 14.7% in the nine months ended September 30, 2002 to 9.9% in the same period in 2003.

     Interest expense decreased $1.4 million, or 5.3%, from $26.0 million in the nine months ended September 30, 2002 to $24.6 million in the same period in 2003 due to a decrease in the rates of interest paid as a result of decreases in Prime and LIBOR rates as well as a decrease in the total amount of debt outstanding.

     The provision for income taxes increased $2.3 million, or 216.4%, from $1.0 million in the nine months ended September 30, 2002 to $3.3 million in the same period in 2003 due to a change in the effective tax rate of our wholly-owned subsidiaries. Specifically, we were able to utilize net operating losses during the nine months ended September 30, 2002 versus no utilization of net operating losses for the same period in 2003.

     As a result of the above factors, net income decreased $15.8 million, from income of $9.1 million in the nine months ended September 30, 2002 to a loss of $6.7 million in the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $62.2 million in the nine months ended September 30, 2003 compared to $35.9 million provided in the same period in 2002. The increase in cash provided by operations was primarily due to increased advance payments of $16.0 million and the change in receivables resulting from moving the publication of directories out of the quarter.

     Net cash used for investing activities was $3.1 million in the nine months ended September 30, 2003, as compared to $26.1 million in the same period in 2002. Investing activities consist primarily of cash used to acquire directories. In the nine months ended September 30, 2003, $2.0 million was spent to acquire directories compared to $24.0 million in the same period in 2002.

     Net cash used for financing activities was $73.6 million in the nine months ended September 30, 2003 as compared to $4.2 million in the same period in 2002. The amounts of cash used for financing activities for the nine months ended September 30, 2003 were primarily for optional pre payments on the Company’s Term B Loan and for distributions to the Partnership for the redemption of the Partnership’s 11 7/8% senior discount notes.

     On January 15, 2003, the Partnership redeemed the remaining $28.9 million in aggregate principal amount of the Partnership’s Discount Notes. In order to fund the redemption, the Company distributed $31.2 million to the Partnership. The Company borrowed $15.0 million of the available $65.0 million on its revolving line of credit and used cash on hand to fund the remaining distribution to the Partnership.

     As of September 30, 2003 the Company had total outstanding long term indebtedness of $393.6 million, including $215.5 million of Series F 9 5/8% Senior Subordinated Notes due 2007, $21.8 million of outstanding borrowings under the Term A Loan due 2007, $156.2 million of outstanding borrowings under the Term B Loan due 2008, and $0.1 million in acquisition related debt. As of September 30, 2003 the Company had no outstanding borrowings under its revolving credit facility, with total borrowing availability of $65.0 million.

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

FORWARD LOOKING STATEMENTS

     This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on the beliefs of our management as well as on assumptions made by and information currently available to us at the time such statements were made. When used in this Quarterly Report on Form 10-Q, the words “anticipate,” “believe,” “estimate,” “expect,” “intends” and similar expressions, as they relate to our company are intended to identify forward- looking statements. Actual results could differ materially from those projected in the forward-looking statements. Important factors that could affect our results include, but are not limited to, (i) our high level of indebtedness; (ii) the restrictions imposed by the terms of our indebtedness; (iii) our ability to attract and retain account executives; (iv) the variation in our quarterly results; (v) risks related to the fact that a large portion of our sales are to small, local businesses; (vi) our dependence on certain key personnel; (vii) risks related to the acquisition and start-up of directories; (viii) risks related to substantial competition in our markets; (ix) risks related to changing technology and new product developments; (x) the effect of fluctuations in paper costs; and (xi) the sensitivity of our business to general economic conditions. Additional information with respect to these and other factors that could cause our actual results to differ from those projected are included in the “Risk Factors” section of the Company’s Registration Statement on Form S-4, Registration No. 333-70470, filed with the SEC on October 19, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to interest rate risk in connection with the term loans and the revolving loans outstanding under our senior credit facility, which bear interest at floating rates based on LIBOR or the prime rate plus an applicable borrowing margin. As of September 30, 2003 there was approximately $27.2 million outstanding under the Term A Loan (at an average interest rate of 3.6% at such time), $157.8 million under the Term B Loan (at an average interest rate of 4.3% at such time), and zero outstanding under the revolving loan. Based on such balances, an immediate increase of one percentage point in the applicable interest rate would cause an increase in interest expense of approximately $1.9 million on an annual basis. We do not attempt to mitigate this risk through hedging transactions. All of our sales are denominated in U.S. dollars, thus we are not subject to any foreign currency exchange risks.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 (e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the third quarter of 2003, there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 12, 2003, the Company furnished a Current Report on Form 8-K announcing financial results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on November 12, 2003 on its behalf by the undersigned thereunto duly authorized.

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